Form 10-Q
period 1996-06-30
SOUTH STREET FINANCIAL CORP
filed 1996-11-01
CIK 1014964

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  25049

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________________ to  ___________________

                        Commission File Number 0-21083

                         SOUTH STREET FINANCIAL CORP.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

            North Carolina                                56-1973261
            --------------                                ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                             155 West South Street
                        Albemarle, North Carolina 28001
                        -------------------------------
               (Address of principal executive office) (Zip code)

                                 (704) 982-9184
                                 --------------
                        (Registrant's telephone number)

                                      N/A
                                      ---
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No  X
                                        ---    ---

As of November 1, 1996 there were issued and outstanding 4,496,500 shares of the Registrant's common stock, no par value

                          SOUTH STREET FINANCIAL CORP.

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                         Pages
                                                                       -----
     Item 1.  Financial Statements

              Condensed Statements of Financial Condition,
              June 30, 1996 (Unaudited) and September 30, 1995           3

              Condensed Statements of Income, Three Months and Nine
              Months ended June 30, 1996 and 1995 (Unaudited)            4

              Condensed Statement of Equity, Nine Months ended
              June 30, 1996 (Unaudited)                                  5

              Condensed Statements of Cash Flows, Nine Months ended
              June 30, 1996 and 1995 (Unaudited)                         6

              Notes to Condensed Financial Statements (Unaudited)        7

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         8

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                          9

     Item 2.  Changes in Securities                                      9

     Item 3.  Defaults upon Senior Securities                            9

     Item 4.  Submission of Matters to a Vote of Security Holders        9

     Item 5.  Other Information                                          9

     Item 6.  Exhibits and Reports on Form 8-K                           9

     Signatures                                                         10

HOME SAVINGS BANK OF ALBEMARLE, S.S.B.


CONDENSED STATEMENTS OF FINANCIAL CONDITION
June 30, 1996 and September 30, 1995


                                             June 30,          September 30,
ASSETS                                         1996                 1995
------------------------------------------------------------------------------
                                            (Unaudited)            (Note)
Cash and cash equivalents:
 Noninterest-bearing deposits            $  2,915,000          $  2,872,000
 Interest-bearing deposits                 14,387,000             8,622,000
Securities held to maturity                 5,713,000             4,529,000
Securities available for sale              34,710,000            30,974,000
Federal Home Loan Bank stock                1,346,000             1,346,000
Loans receivable, net                     107,738,000           108,597,000
Real estate acquired in settlement
 of loans                                      18,000               135,000
Accrued interest receivable                 1,294,000             1,150,000
Office properties and equipment, net        1,231,000             1,294,000
Prepaid expenses and other assets             415,000               239,000
                                    ------------------------------------------
                                         $169,767,000          $159,758,000
                                    ==========================================

LIABILITIES AND EQUITY
------------------------------------------------------------------------------
Liabilities:
 Deposits                                $146,784,000          $137,647,000
 Advance payments by borrowers for
  taxes and insurance                         445,000                97,000
 Accounts payable and other
  liabilities                               1,173,000             1,099,000
 Checks outstanding on disbursement
  account                                     438,000               489,000
                                    ------------------------------------------
       Total liabilities                  148,840,000           139,332,000
                                    ------------------------------------------

Equity:
 Retained earnings, substantially
  restricted                               20,993,000            20,392,000
 Unrealized gain (loss) on
  securities available for
   sale, net of tax                           (66,000)               34,000
                                    ------------------------------------------
                                           20,927,000            20,426,000
                                    ------------------------------------------
                                         $169,767,000          $159,758,000
                                    ==========================================



NOTE:  The Condensed Statement of Financial Condition as of
       September 30, 1995 has been taken from the audited financial statements at that date.


See Notes to Condensed Financial Statements.

HOME SAVINGS BANK OF ALBEMARLE, S.S.B.


CONDENSED STATEMENTS OF INCOME
Three Months Ended June 30, 1996 and 1995, and Nine
Months Ended June 30, 1996 and 1995

                                          Three Months Ended June 30,         Nine Months Ended June 30,
                                            1996              1995              1996              1995
-------------------------------------------------------------------------------------------------------------
                                                  (Unaudited)                        (Unaudited)

Interest income:
 Loans                                 $   2,367,000     $   2,471,000     $   7,211,000     $   7,295,000
 Mortgage-backed certificates                110,000            97,000           306,000           301,000
 Securities                                  542,000           400,000         1,480,000         1,135,000
 Other interest-bearing deposits             187,000            77,000           560,000           145,000
                                     ------------------------------------------------------------------------
                                           3,206,000         3,045,000         9,557,000         8,876,000
Interest expense on deposits               1,926,000         1,634,000         5,757,000         4,166,000
                                     ------------------------------------------------------------------------
       Net interest income                 1,280,000         1,411,000         3,800,000         4,710,000
Provision for loan losses                         -                 -            300,000                -
                                     ------------------------------------------------------------------------
       Net interest income
          after provision for
          loan losses                      1,280,000         1,411,000         3,500,000         4,710,000
                                     ------------------------------------------------------------------------
Noninterest income                            29,000            29,000            91,000            90,000
                                     ------------------------------------------------------------------------
Noninterest expenses:
 Compensation and benefits                   465,000           395,000         1,363,000         1,119,000
 Net occupancy                                71,000            60,000           211,000           175,000
 Federal insurance premium                    81,000            80,000           236,000           222,000
 Data processing                              51,000            50,000           157,000           149,000
 Other                                       164,000           137,000           659,000           465,000
                                     ------------------------------------------------------------------------
                                             832,000           722,000         2,626,000         2,130,000
                                     ------------------------------------------------------------------------
       Income before                         477,000           718,000           965,000         2,670,000
Income taxes                                 175,000           317,000           364,000         1,046,000
                                     ------------------------------------------------------------------------

       Net Income                      $     302,000     $     401,000     $     601,000     $   1,624,000
                                     ========================================================================

See Notes to Condensed Financial Statements.

HOME SAVINGS BANK OF ALBEMARLE, S.S.B.


CONDENSED STATEMENT OF EQUITY
Nine Months Ended June 30, 1996 (Unaudited)



                                       Retained
                                       Earnings      Unrealized
                                     Substantially   Gain (Loss)       Total
                                      Restricted    on Securities     Equity
--------------------------------------------------------------------------------
Balance at September 30, 1995        $  20,392,000  $     34,000   $  20,426,000
      Net income                           601,000            -          601,000
 Net change in market value of
  securities available for sale                 -       (100,000)       (100,000)
                                     -------------------------------------------
Balance at June 30, 1996             $  20,993,000  $    (66,000)  $  20,927,000
                                     ===========================================

See Notes to Condensed Financial Statements.

HOME SAVINGS BANK OF ALBEMARLE, S.S.B.


CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 1996 and 1995

                                                   1996             1995
-----------------------------------------------------------------------------
                                                        (Unaudited)
Cash Flows from Operating Activities
 Net income                                  $    601,000        $ 1,624,000
 Adjustments to reconcile net income to
  net cash provided by
   operating activities:
   Provision for loan losses                      300,000                 -
   Gain on sale of real estate acquired
    in settlement of loans                         (4,000)            (3,000)
   Provision for depreciation                      75,000             66,000
   Deferred Income Taxes                         (249,000)           145,000
   (Increase) in assets:
    Accrued interest receivable                  (144,000)           (48,000)
    Prepaid and other assets                     (176,000)           (62,000)
   Increase (Decrease) in liabilities:
    Accounts payable and other
     liabilities                                  323,000           (137,000)
    Interest payable                               26,000             37,000
    Checks outstanding on disbursement
     accounts                                     (51,000)          (331,000)
   Other                                          242,000           (279,000)
                                             --------------------------------
       Net cash provided by operating
        activities                                943,000          1,012,000
                                             --------------------------------
Cash Flows from Investing Activities
 Purchases of securities held to
  maturity                                     (1,961,000)                -
 Purchases of securities available for
  sale                                        (20,000,000)        (5,000,000)
 Proceeds from maturities and recalls
  of securities available for sale             15,960,000          2,500,000
 Principal collected on securities held
  to maturity                                     753,000            527,000
 Loan originations and principal
  payments on loans, net                          559,000         (2,832,000)
 Purchase of office properties and
  equipment                                       (12,000)          (209,000)
 Proceeds from sale of foreclosed real
  estate                                          107,000             80,000
                                             --------------------------------
       Net cash provided by (used in)
        investing activities                   (4,594,000)        (4,934,000)
                                             --------------------------------
Cash Flows from Financing Activities
 Net increase in deposits                       9,111,000          6,736,000
 Net increase (decrease) in advance
  payments by borrowers for
   taxes and insurance                            348,000            (37,000)
                                             --------------------------------
       Net cash provided by financing
        activities                              9,459,000          6,699,000
                                             --------------------------------
       Increase in cash and cash
        equivalents                             5,808,000          2,777,000
Cash and cash equivalents:
 Beginning                                     11,494,000          6,649,000
                                             --------------------------------
 Ending                                      $ 17,302,000        $ 9,426,000
                                             ================================
Supplemental Disclosures of Non-Cash
 Transactions
 Transfer of loans to real estate             $   144,000     $      202,000
  acquired in settlement of loans
 Loans originated to finance the sale
  of real estate acquired in settlement
   of loans                                       163,000             77,000

HOME SAVINGS BANK OF ALBEMARLE, S.S.B.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1.  Unaudited Financial Statements


The unaudited financial statements furnished reflect all adjustments, consisting of normal recurring accruals, which are in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 1996 and the results of operations and cash flows for the nine months ended June 30, 1996 and 1995. The results for the nine month periods are not necessarily indicative of the operating results of Home Savings Bank of Albemarle, S.S.B. (the "Bank") for the entire year.


Note 2.  Commitments


Effective September 30, 1996, the Bank incurred a liability as a result of recapitalization of the Savings Association Insurance Fund as mandated by Congress. This recapitalization requires a special assessment of 65.7 basis points for insured deposits as of March 31, 1995. The amount of the liability to be accrued is approximately $800,000.


Note 3.  Plan of Conversion


On July 19, 1996 the Board of Directors of the Bank adopted an Amended and Restated Plan of Conversion (the "Plan") under which the Bank would convert from a North Carolina chartered mutual savings bank to a North Carolina chartered stock savings bank and would become a wholly-owned subsidiary of South Street Financial Corp., a holding company formed in connection with the conversion (the "Holding Company"). The Holding Company would issue common stock to be sold in the conversion and use the net proceeds to purchase the common stock of the Bank. The Plan has received approval from regulatory authorities and the members of the Bank at a special meeting of members held on September 17, 1996.

Effective October 2, 1996, the Holding Company sold 4,496,500 shares of common stock at a price of $10.00 per share for proceeds of $43,738,000, net of approximately $1,227,000 of offering expenses.

Management's Discussion and Analysis of Recent Developments


  Total assets of the Bank increased by $10.0 million from September 30, 1995, and totaled $169.8 million at June 30, 1996. Net loans receivable decreased by $859,000 or 0.8% to $107.7 million at June 30, 1996 from $108.6 million at
September 30, 1995, primarily because loan demand declined during 1996 and the Bank lowered rates on 10- and 15-year loans to become more competitive in the marketplace to maintain market share. Deposits increased by $9.1 million to $146.8 million at June 30, 1996 from $137.6 million at September 30, 1995 due to the Bank offering slightly higher rates than competitors to attract additional funds. Total investments increased by $9.5 million, or 23.2%, to $50.4 million outstanding at June 30, 1996 from $40.9 million at September 30, 1995. The Bank invested the funds generated from deposit inflow primarily into U.S. Government obligations. The Bank had no borrowings outstanding during or at the end of the three-month period ended June 30, 1996. Equity increased by $501,000 to $20.9 million at June 30, 1996, which is attributable to the Bank's earnings of $601,000 offset by unrealized (loss) on securities available for sale, net of tax, totaling $100,000 during the nine months ended June 30, 1996.

  At June 30, 1996 the Bank's capital, including the equity component of unrealized (loss), net of tax on certain "available for sale" securities, amounted to $20.9 million. The Bank's capital as a percentage of assets was 12.3% at June 30, 1996 and was considerably in excess of the regulatory capital requirement at such date.

  The Bank's level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $46,000 loans outstanding which were delinquent more than 90 days at June 30, 1996 compared to $51,000 at June 30, 1995. Management considers the loan loss allowance of $428,000 to be adequate to absorb any future losses in the portfolio. As a result, no provisions to increase the Bank's loan loss allowance were made during the three months ended June 30, 1996.

  Net income for the three months ended June 30, 1996 was $302,000 or $99,000 less than the $401,000 earned during the same quarter in 1995. Net interest income decreased primarily as a result of a larger interest rate spread in 1995. Net interest income amounted to $1.28 million for the quarter ended June 30, 1996 as compared with $1.41 million for the same quarter in 1995. The Bank's interest rate spread for the quarter ended June 30, 1996 was 2.40%, compared to 3.12% for the three months ended June 30, 1995. The Bank's interest rate spread decreased primarily because the Bank's deposits were more interest rate sensitive than its interest-earning assets and overall market rates were higher in the quarter ended June 30, 1996 as compared to the same quarter in 1995. There were no significant variations in noninterest income between the three-month periods ended June 30, 1996 and 1995.

  Noninterest expense increased $110,000 to $832,000 for the three months ended June 30, 1996 compared to $722,000 for the same period ended June 30, 1995. Compensation increased $70,000 for the three months ended June 30, 1996 compared to the same period ended June 30, 1995, primarily due to salary increases and funding of retirement plans. Other expenses increased $40,000 as occupancy increased $11,000 and contributions increased $20,000 during the three-month period ended June 30, 1996 compared to the same period ended June 30, 1995.

  Effective September 30, 1996 the Bank incurred liability as a result of recapitalization of the Savings Association Insurance Fund as mandated by Congress. This recapitalization requires a special assessment of 65.7 basis points for insured deposits as of March 31, 1995. The amount of the liability is approximately $800,000.

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

               Not applicable.

     Item 2.   Changes in Securities

               Not applicable.

     Item 3.   Defaults Upon Senior Securities

               Not applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders

               Not applicable.

     Item 5.   Other Information

               Not applicable.

     Item 6.   Exhibits and Reports on Form 8-K

               a)   Not applicable.

               b) A Form 8-K was filed on October 17, 1996 which reported the consummation of the conversion of Home Savings Bank of Albemarle, S.S.B. from a mutual institution to a stock institution, the Company's acquisition of the converted bank's stock and the Company's issuance and sale of 4,496,500 shares of its common stock. (Item 2: Acquisition or Disposition of Assets). The Company's financial statements for June 30, 1996 were included in the October 17, 1996 Form 8-K filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SOUTH STREET FINANCIAL CORP.


     Dated: November 1, 1996        By:  /s/ Carl M. Hill
                                         ---------------------------
                                          Carl M. Hill
                                          President



     Dated: November 1, 1996        By:  /s/ Christopher F. Cranford
                                         ----------------------------
                                         Christopher F. Cranford
                                         Treasurer and Controller