Form 10-K
period 1996-09-30
SOUTH STREET FINANCIAL CORP
filed 1996-12-23
CIK 1014964

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-K


                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


             For the fiscal year ended         September 30, 1996
                                      ---------------------------

             Commission file number            0-21083
                                   ----------------------------


                         SOUTH STREET FINANCIAL CORP.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       North Carolina                                    56-1973261
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         155 West South Street
       Albemarle, North Carolina                            28001
---------------------------------------                   ---------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code       (704) 982-9184
                                                  ------------------------


   Securities Registered Pursuant to Section 12(b) of the Act:    None
                                                              -----------


          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                     -----------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days     Yes      No X
                                         ---     ---

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $55,992,881 common stock, no par value, based on the closing price of such
--------------------------------------------------------------------------
common stock on December 16, 1996.
----------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 4,496,500 shares of common
                                                 --------------------------
stock, no par value, outstanding at December 16, 1996.
------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of South Street Financial Corp. for the year ended September 30, 1996, are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders of South Street Financial Corp. to be held on February 17, 1996, are incorporated by reference into Part III.

                                    PART I


ITEM 1.        BUSINESS

General

         Prior to October 2, 1996, Home Savings Bank of Albemarle, Inc., S.S.B. (the "Bank") operated as a mutual North Carolina-chartered savings bank. On October 2, 1996, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by South Street Financial Corp., a North Carolina corporation (the "Company") which was organized to become the holding company for the Bank. At that time, the Company had an initial public offering of its common stock, no par value (the "Common Stock").


         The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's and the Bank's principal office is located at 155 West South Street, Albemarle, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering which were retained at the holding company level and owning the Bank. The Company's principal sources of income are earnings on its investments. In addition, the Company will receive any dividends which are declared and paid by the Bank on its capital stock. The Company did not commence operations until October 2, 1996 and conducted no business during the fiscal year ended September 30, 1996. Consequently, the following general business discussion pertains primarily to Home Savings.

         The Bank was originally chartered in 1911. It has been a member of the Federal Home Loan Bank ("FHLB") system since 1954 and its deposits are federally insured up to allowable limits.

         The Bank is engaged primarily in the business of attracting retail deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank makes mortgage loans secured by residential real property, including one-to-four family residential real estate loans, home equity line of credit loans and other subordinate lien loans, loans secured by improved nonresidential real property, loans secured by undeveloped real property and construction loans. The Bank also makes a limited number of loans which are not secured by real property, such as loans secured by savings accounts. The Bank's primary source of revenue is interest income from its lending activities. The Bank's other major sources of revenue are interest and dividend income from investments and mortgage-backed securities, interest income from its interest-bearing deposit balances in other depository institutions and fee income from its lending and deposit activities. The major expenses of the Bank are interest on deposits and noninterest expenses such as compensation and fringe benefits, federal deposit insurance premiums, data processing expenses and branch occupancy and related expenses.

         The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC") and the North Carolina Administrator, Savings Institutions Division, North Carolina Department of Commerce (the "Administrator"). Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

Market Area

         The Bank's primary market area is Stanly County, North Carolina. The Bank's principal office is in Albemarle, North Carolina and it has one full-service branch in Locust, North Carolina. Stanly County is located in south central North Carolina; Albemarle is approximately 30 miles from Charlotte, North Carolina.

         The Bank's loans and deposits are primarily generated from the areas where its offices are located. It does not solicit deposits and loans outside its primary market area and does not use brokers to obtain deposits. Approximately 87% of the Bank's deposits are at the Albemarle office. Stanly County is largely rural with a population of 56,000. Its economy is diversified among manufacturing, trade and services. Major area employers include Wiscassett Mills Company, Collins and Aikman Corporation, Michelin Aircraft Tire Company and Alcoa Aluminum Company. Within the past five years several large manufacturing companies have closed operations in Stanly County, resulting in the loss of approximately 2,000 jobs. Over the past five years the local economy has weakened as a result of layoffs and plant closings by local employers. The North Carolina Department of Commerce has declared Stanly a "distressed county" entitling it to use state grants and tax credits to lure industry to the area. Population and household growth, and median and per capita income levels for Stanly County are generally lower than comparable levels for North Carolina and the nation, while unemployment levels are generally higher. Management regards the Stanly County market area as a low growth area in which there is significant competition among financial services providers for market share. Management believes that opportunities for future earnings growth in the Bank's primary market area are limited in light of these factors.

Lending Activities

         General.   The Bank's primary source of revenue is interest and fee
income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes loans secured by improved nonresidential real estate, construction loans, loans secured by undeveloped real estate and savings account loans. Approximately 99% of the Bank's net loan portfolio is secured by real estate. As of September 30, 1996, all of the loans in the Bank's real estate loan portfolio were secured by properties in North Carolina. On September 30, 1996, the Bank's largest single outstanding loan had a balance of approximately $1.1 million. This loan was performing in accordance with its original terms. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services.

         Loan Portfolio Composition. The Bank's net loan portfolio totaled approximately $109.9 million at September 30, 1996 representing 50.4% of the Bank's total assets at such date. At September 30, 1996, 84.9% of the Bank's net loan portfolio was composed of one-to-four family residential mortgage loans. Home equity loans, all of which have adjustable rates, represented 3.4% of the Bank's net loan portfolio, and nonresidential real estate loans represented 3.67% of the Bank's net loan portfolio on such date.

         The Bank no longer originates adjustable rate mortgage loans, excluding home equity loans, but continues to hold a small number of adjustable rate loans in its portfolio. As of September 30, 1996, 4.0% of the loans in the Bank's loan portfolio, excluding home equity loans, had adjustable interest rates.

         The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.


                                                                  At September 30,
                      ---------------------------------------------------------------------------------------------------------
                                1996                     1995                      1994                       1993
                      ---------------------------------------------------------------------------------------------------------
                                      % of                     % of                       % of                       % of
                         Amount       Total       Amount       Total        Amount        Total        Amount        Total
                         ------       -----       ------       -----        ------        -----        ------        -----

                                                                 (Dollars in Thousands)
Real estate loans:

 Residential             $ 93,275      84.90%     $ 94,036      86.60%       $ 91,674      85.80%       $100,437      85.80%
 1-4 family.........

 Residential multi-           695       0.63%          840       0.77%            870       0.81%            731       0.62%
 family.............

 Nonresidential real        4,038       3.67%        3,013       2.77%          3,157       2.95%          3,655       3.12%
 estate.............

 Residential                4,720       4.30%        5,368       4.94%          6,015       5.63%          6,644       5.68%
 construction.......

 Land...............        6,304       5.74%        4,890       4.50%          4,998       4.68%          4,960       4.24%

 Line of credit.....        3,786       3.45%        3,875       3.58%          4,056       3.81%          3,715       3.17%
                            -----       -----        -----       -----          -----       -----          -----       -----

 Total real estate
 loans:                   112,818     102.69%      112,022     103.16%        110,770     103.68%        120,142     102.63%
                          -------     -------      -------     -------        -------     -------        -------     -------

Consumer loans:

 Share..............          196       0.18%          110       0.10%            105       0.10%            290       0.25%

 Credit reserve.....          470       0.43%          221       0.20%            176       0.16%            102       0.09%
                              ---       -----          ---       -----            ---       -----            ---       -----

 Total consumer               666       0.61%          331       0.30%            281       0.26%            392       0.34%
 loans..............          ---       -----          ---       -----            ---       -----            ---       -----

Less:
 Unearned fees and
 discounts..........          582       0.53%          519       0.48%            465       0.44%            440       0.38%

 Loans in process...        2,616       2.38%        3,100       2.85%          3,602       3.37%          2,895       2.47%

 Allowance for
 loan losses .......          428       0.39%          137       0.13%            140       0.13%            144       0.12%
                              ---       -----          ---       -----            ---       -----            ---       -----

 Total reductions...        3,626       3.30%        3,756       3.46%          4,207       3.94%          3,479       2.97%
                            -----       -----        -----       -----          -----       -----          -----       -----

 Total loans
 receivable, net....     $109,858     100.00%     $108,597     100.00%       $106,844     100.00%       $117,055     100.00%
                          =======     =======     ========     =======       ========     =======       ========     =======

                               1992
                        --------------------
                                      % of
                          Amount      Total
                          ------      -----

Real estate loans:

 Residential             $96,453      85.28%
 1-4 family.........

 Residential multi-          763       0.67%
 family.............

 Nonresidential real       4,104       3.63%
 estate.............

 Residential
 construction.......       5,919       5.23%

 Land...............       5,689       5.03%

 Line of credit.....       3,358       2.97%
                           -----       -----

 Total real estate
 loans:                  116,286     102.81%
                         -------     -------

Consumer loans:

 Share..............         274       0.24%

 Credit reserve.....         102       0.08%
                             ---       -----

 Total consumer
 loans..............         376       0.32%
                             ---       -----
Less:
 Unearned fees and
 discounts..........         306       0.27%

 Loans in process...       3,096       2.74%

 Allowance for
 loan losses .......         144       0.13%
                             ---       -----

 Total reductions...       3,546       3.13%
                           -----       -----

 Total loans
 receivable, net....    $113,116     100.00%
                        ========     =======

         The following table sets forth the time to contractual maturity of the Bank's loan portfolio at September 30, 1996. Loans which have adjustable rates are shown as being due in the period during which rates are next subject to change while fixed rate and other loans are shown as due over the contractual maturity. Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less. The table does not include prepayments, however, it does include scheduled principal repayments. Prepayments and scheduled repayments in the loan portfolio totaled $20.2 million, $16.2 million and $30.8 million in fiscal years ended September 30, 1996, 1995 and 1994, respectively. Amounts in the table are net of loans in process and are net of unamortized loan fees.

                                                                    At September 30, 1996
                                     --------------------------------------------------------------------------------------
                                                     Over 1        Over 3         Over 5
                                     One Year        Year to      Years to       Years to        Over 10
                                     Or Less         3 Years       5 Years       10 Years         Years          Total
                                     --------        -------       -------       --------         -----          -----

                                                                       (In Thousands)

Mortgage loans:
 Adjustable rate 1-4 family
          residential                     $7,108        $   516     $      --    $        --     $        --     $    7,624
  Fixed rate 1-4 family
         residential                          39            454         1,151         13,975          72,751         88,370
  Other adjustable rate real
          estate loans                       569              7            --             --              --            576
  Other fixed rate real estate
          loans                                2             47           205          2,352          10,444         13,050
Other loans                                  260            406            --             --              --            666
Less:
  Allowance for loan losses                (428)             --            --             --              --          (428)
                                           -----          -----         -----         ------          ------        -------
                                          $7,550         $1,430        $1,356        $16,327         $83,195       $109,858
                                          ======         ======        ======        =======         =======       ========

         The following table sets forth the dollar amount at September 30, 1996 of all loans maturing or repricing on or after September 30, 1997 which have fixed or adjustable interest rates.

                                                          Fixed                   Adjustable
                                                          Rates                     Rates
                                                          -----                   ----------
                                                                   (In Thousands)
Mortgage loans                                         $101,379                         $523
Other loans                                                 406                           --
                                                       --------                         ----
                                                       $101,785                         $523
                                                       ========                         ====

         Origination of Loans. Historically, the Bank has not originated its one-to-four family residential mortgage or other loans with the intention that they will be sold in the secondary market. Accordingly, the Bank originates fixed rate one-to-four family residential real estate loans which satisfy the Bank's underwriting requirements and are tailored to its local community, but do not necessarily satisfy various technical FHLMC and FNMA underwriting requirements and purchase requirements not related to documentation.


         Although the Bank believes that many of its nonconforming loans are saleable in the secondary market, some of such nonconforming loans could be sold only after the Bank incurred certain costs and/or discounted the purchase price. As a result, the Bank's loan portfolio is less liquid than would be the case if it was composed entirely of loans originated in conformity with secondary market requirements. In addition, certain types of nonconforming loans are generally thought to have greater risks of default and nonperformance. However, such loans generally produce a higher yield than would be produced by conforming loans, and the Bank has historically found that its origination of such loans has not resulted in a high level of nonperforming assets. These nonconforming loans satisfy a need in the Bank's local community, and the Bank intends to continue to originate nonconforming loans.

         Substantially all of the one-to-four family residential mortgage loans originated by the Bank have a fixed rate of interest because there is very little demand for adjustable rate loans in the Bank's market area. As a result, the Bank offers 30-year fixed rate residential real estate loans but prices its loans to encourage shorter terms of 10 to 15 years.

         The Bank has instituted a new marketing program in which all of the Bank's loan officers visit local realtors to promote the Bank's residential mortgage products.

         The table below sets forth the Bank's loan origination, purchase activity and loan portfolio repayment experience during the periods indicated.

                                                                             Year Ended September 30,
                                                                             ------------------------

                                                               1996                    1995                    1994
                                                               ----                    ----                    ----

                                                                                  (In Thousands)

Loans receivable, net, beginning of
period                                                     $108,597                $106,844                $117,055
                                                            -------                 -------                 -------

Loan originations:

   Residential 1-4 family                                    13,773                  10,190                  12,777

   Residential multifamily                                       --                      58                      --

   Nonresidential real estate                                    --                     333                     308

   Residential construction                                   5,704                   6,282                   6,273

   Line of credit                                               747                     626                     931

   Consumer                                                   1,141                     454                     329
                                                            -------                     ---                     ---

     Total loan originations                                 21,365                  17,943                  20,618

Loans purchased                                                                          --                      --

Principal repayments                                        (20,234)                (16,192)                (30,796)

Other changes, net (1)                                          130                       2                     (33)
                                                           --------                --------                --------
Increase in loans receivable                                  1,261                   1,753                 (10,211)
                                                           --------                --------                --------

Loans receivable, net, end of period                       $109,858                $108,597                $106,844
                                                           ========                ========                ========

         Residential Real Estate Lending. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed-rate mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in Stanly County, North Carolina and in contiguous counties. On September 30, 1996, approximately 84.9% of the Bank's total net real estate loan portfolio consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loans, excluding home equity loans, 4.7% had adjustable interest rates.

         The Bank also originates fixed-rate mortgage loans secured by owner occupied property having terms generally ranging from 10 to 30 years in amounts of up to 90% of the lesser of the value or purchase price. Private mortgage insurance is always required if the loan amount exceeds 80% of the value of the property. In addition, the Bank makes fixed-rate loans secured by non-owner occupied residential real estate generally having terms of 15 to 20 years in amounts of up to 80% of the value of the property. Substantially all of the fixed-rate loans in the Bank's mortgage loan portfolio have due on sale provisions allowing the Bank to declare the unpaid balance due and payable in full upon the sale or transfer of an interest in the property securing the loan.

         While one-to-four family residential loans are normally originated for 10 to 30 year terms, such loans customarily remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans. The thrift and mortgage banking industries have generally used 12-year and 7-year average loan lives in calculations calling for prepayment assumptions for 30-year residential loans and 15-year residential loans, respectively. Management believes that the Bank's recent loan prepayment experience has been shorter than these assumed average loan lives due to recent periods of low interest rates and resulting high levels of refinancing.

         The Bank requires title insurance for its one-to-four family residential loans. The Bank also requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the loan amount or replacement cost of the improvements on the property securing the loans, whichever is greater.

         Residential Multifamily. At September 30, 1996, the Bank had approximately $695,000 in outstanding loans secured by multifamily residential real estate, comprising approximately .63% of its loan portfolio as of that date. Substantially all of the Bank's loans secured by multifamily residential real estate have fixed rates. Such loans are typically made to a maximum of 80% of the lesser of the purchase price or appraised value of the property for a maximum term of 20 years. All such loans are personally guaranteed by individuals.

         Nonresidential Real Estate Lending. On September 30, 1996, the Bank had $4.0 million in outstanding loans secured by nonresidential real estate, including undeveloped land, comprising approximately 3.7% of its net loan portfolio as of that date. Most of these loans are secured by office, retail, other commercial real estate, as well as church properties. Loans secured by undeveloped land generally do not exceed 65% of the appraised value of the real estate securing the loans; loans secured by commercial real estate generally do not exceed 80% of the appraised value of the real estate securing the loans. Loans secured by commercial real estate and undeveloped land generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. As of September 30, 1996, the largest nonresidential real estate loan in the Bank's loan portfolio totaled $1.1 million. This loan was performing in accordance with the original loan contract.

         Home Equity Lines of Credit. At September 30, 1996, the Bank had approximately $3.8 million in home equity line of credit loans, representing approximately 3.4% of its net loan portfolio. These loans are often originated at the time of the closing of a one-to-four family residential real estate loan secured by the same property. The Bank's home equity lines of credit have adjustable interest rates tied to prime interest rates plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security. Because home equity loans involve revolving lines of credit which can be drawn over a period of time, the Bank faces risks associated with changes in the borrower's financial condition. Because home equity loans have adjustable interest rates with no rate caps (other than usury limitations), increased delinquencies could occur if interest rate increases occur and borrowers are unable to satisfy higher payment requirements. The Bank intends to continue to emphasize its home equity program. The presence of home equity loans in the Bank's portfolio allows the institution to manage the interest sensitivity of its assets and liabilities because home equity lines of credit have adjustable rates which are subject to change monthly and without any significant rate caps.

         Construction Lending. The Bank makes construction loans primarily for the construction of single-family dwellings. The aggregate outstanding balance of such loans on September 30, 1996 was approximately $4.7 million, representing approximately 4.3% of the Bank's net loan portfolio. Most of these loans were made to persons who are constructing properties for the purpose of occupying them. Loans made to individual property owners are "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed rates having terms similar to other one-to-four family residential loans. Construction loans to persons who intend to occupy the finished premises generally have a maximum loan-to-value ratio of 90%.

         Construction loans are generally considered to involve a higher degree of risk than long-term financing secured by real estate which is already occupied. A lender's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the lender may be required to advance funds beyond the amount originally committed in order to permit completion of construction. If the estimate of anticipated value proves to be inaccurate, the lender may have security which has value insufficient to assure full repayment.

         Consumer Loans. In addition to the loans described above, the Bank provides overdraft lines of credit in amounts of up to $2,000. Payments are required in amounts of 5% of the outstanding balance or $10, whichever is greater. In addition, the Bank offers loans secured by savings accounts. As of September 30, 1996, the Bank had approximately $666,000 of such loans outstanding, representing approximately .61% of its net loan portfolio.

         Loan Solicitation, Processing and Underwriting. Loan originations are derived from a number of sources such as referrals from real estate brokers, present depositors and borrowers, builders, attorneys, walk-in customers and in some instances, other lenders.

         During its loan approval process, the Bank assesses the applicant's ability to make principal and interest payments on the loan and the value of the property securing the loan. The Bank obtains detailed written loan applications to determine the borrower's ability to repay and verifies responses on the loan application through the use of credit reports, financial statements, and other confirmations. Under current practice, the loan officer of the Bank analyzes the loan application and the property involved, and an appraiser inspects and appraises the property. The Bank requires independent fee appraisals on all loans originated primarily on the basis of real estate collateral. The Bank also obtains information concerning the income, financial condition, employment and the credit history of the applicant.

         Mortgage loans of up to $250,000 are approved by the Bank's loan committee which is composed of its President, Executive Vice President and one other member of the Board of Directors. All loans in excess of $250,000 must be approved by the entire Board of Directors.

         Normally, upon approval of a residential mortgage loan application, the Bank gives a commitment to the applicant that it will make the approved loan at a stipulated rate any time within a 30-day period. The loan is typically funded at such rate of interest and on other terms which are based on market conditions existing as of the date of the commitment. As of September 30, 1996, the Bank had $4.6 million in such unfunded mortgage loan commitments. In addition, on such date the Bank had $2.6 million in unfunded commitments for unused lines of credit and letters of credit.

         Interest Rates, Terms, Points and Fees. Interest rates and fees charged on the Bank's loans are affected primarily by the market demand for loans, competition, the supply of money available for lending purposes and the Bank's cost of funds. These factors are affected by, among other things, general economic conditions and the policies of the federal government, including the Federal Reserve, tax policies and governmental budgetary matters.

         In addition to earning interest on loans, the Bank receives fees in connection with originating loans. Fees for loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services in connection with loans are also charged by the Bank.

         Nonperforming Assets and Asset Classification. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. Delinquencies on all loans are reviewed monthly by the Board of Directors. The normal procedure followed by the Bank once a loan is classified as delinquent is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status, and late charges are assessed as allowed by law. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of September 30, 1996, the Bank had two pieces of single-family property classified as real estate owned. These properties were recorded on the Bank's books at $18,000, the unpaid principal balance of loans secured by such property. The appraised value of these properties exceeded their unpaid principal balances. Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of cost or fair value minus costs to sell. Revenue and expenses from holding the properties and additions to the valuation allowance are included in operations.

         The Bank continues to accrue interest on loans delinquent 90 days or more. However, these loans are effectively placed on nonaccrual status as all such interest income is reversed by the establishment of a reserve for uncollected interest. Loans are returned to earning status when management determines, based upon an evaluation of the underlying collateral, together with the borrower's payment record and financial condition, that the borrower has the capability and intent to meet the contractual obligations of the loan agreement. Interest on loans placed on nonperforming status is charged off when management determines it is not collectible. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until the loan is returned to performing status. For the fiscal year ended September 30, 1996, interest income that would have been recorded net of interest income actually recognized on nonperforming loans under the original terms of such loans was $40,000.

         The following table sets forth information with respect to nonperforming assets identified by the Bank, including nonperforming loans and real estate owned at the dates indicated.

                                                                                  At September 30,
                                                                                  ----------------
                                                       1996                  1995                  1994                1993
                                                       ----                  ----                  ----                ----
                                                                               (Dollars in Thousands)
Total nonaccrual loans
   Mortgage loans delinquent 90 days or more       $    631              $    923              $    910                $762
   Consumer loans delinquent 90 days or more             23                    58                    36                  82
Real estate owned                                        18                   135                   176                 119
                                                        ---                   ---                   ---                 ---
   Total non-performing assets                     $    672              $  1,116              $  1,122                $963
                                                        ===                 =====                 =====                 ===
Non-performing loans to total gross loans             0.58%                 0.87%                 0.85%               0.70%
Non-performing assets to total assets                 0.31%                 0.70%                 0.76%               0.61%
Total assets                                       $217,954              $159,863              $147,837            $157,909
Total gross loans                                  $113,484              $112,353              $111,051            $120,534

                Applicable regulations require the Bank to "classify" its own assets on a regular basis. In addition, in connection with examinations of savings institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. Problem assets are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics as discussed below.

                An asset is considered "substandard" if not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable". Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted.

                As of September 30, 1996, the Bank had approximately $825,000 million of loans internally classified as "substandard", and no loans classified as "doubtful" or "loss". The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered "special mention" assets and do not yet warrant adverse classification. At September 30, 1996, the Bank had approximately $1.2 million of loans in the "special mention" category.

                       When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as "loss," it charges off the balance of the asset. The Banks determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Administrator which can order the establishment of additional loss allowances.

         The following table sets forth at September 30, 1996, the Bank's aggregate carrying value of the assets classified as substandard, doubtful, loss or "special mention":

                                  Special Mention List            Substandard                Doubtful                   Loss
                                  --------------------            -----------                --------                   ----
                                  Number         Amount      Number       Amount      Number        Amount       Number      Amount
                                  ------         ------      ------       ------      ------        ------       ------      ------
                                                                        (Dollars in Thousands)
Real estate loans:
   Residential 1-4 family             32         $1,200          26         $769          --            --           --          --
   Residential real estate            --             --          --           --          --            --           --          --
   Nonresidential real estate         --             --          --           --          --            --           --          --
   Residential construction           --             --          --           --          --            --           --          --
   Land                               --             --          --           --          --            --           --          --
   Line of credit                     --             --           4           55          --            --           --          --
                                    ----           ----        ----         ----        ----          ----         ----        ----
      Total real estate loans         32          1,200          30          824          --            --           --          --
                                    ----          -----        ----         ----        ----          ----         ----        ----
Consumer loans:
   Share                              --             --          --           --          --            --           --          --
   Credit reserve                     --             --           2            1          --            --           --          --
                                    ----           ----        ----         ----        ----          ----         ----        ----
      Total consumer loans            --             --           2            1          --            --           --          --
                                    ----           ----        ----         ----        ----          ----         ----        ----
Total                                 32         $1,200          32         $825          --            --           --          --
                                    ====           ====        ====         ====        ====          ====         ====        ====

                 Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan as well as general economic conditions. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered in doubt by management after reviewing the current status of loans which are contractually past due and considering the fair value of the security for the loans.

                 Management continues to actively monitor the Bank's asset quality, to charge off loans against the allowance for loan losses when appropriate and to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations. During the fiscal year ended September 30, 1996, the Bank substantially increased its provision for loan losses because of the recent economic downturn in Stanly County as a result of manufacturing plant closings and in order to more closely approximate industry standards.

         The following table describes the activity related to the Bank's allowance for loan losses for the periods indicated.

                                                                                      Year Ended September 30,
                                                                 ------------------------------------------------------------------
                                                                      1996          1995         1994         1993         1992
                                                                      ----          ----         ----         ----         ----
                                                                                        (Dollars In Thousands)
Balance, beginning of period                                          $137          $140         $144         $144         $177
Provision for loan losses                                              300            --           --           --           --
Charge-offs:
    Residential 1-4 family                                             (8)           (3)          (3)           --         (34)
    Line of credit                                                    (10)            --          (1)          (1)           --
Recoveries:
    Residential 1-4 family                                               6            --           --                         1
    Line of credit                                                       3            --           --            1           --
                                                                      ----
Balance, end of period                                                $428          $137         $140         $144         $144
                                                                       ===           ===          ===          ===          ===
Net charge-offs as a % of average loans outstanding                 0.008%        0.003%       0.004%           --       0.029%
Allowance at period end as a % of nonperforming loans               65.44%        13.97%       14.80%       17.06%           --
Allowance at period end as a % of nonperforming assets              63.69%        12.28%       12.48%       14.95%      177.78%
Allowance at period end as a % of total gross loans                  0.38%         0.12%        0.13%        0.12%        0.12%

         The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.


                                                                       At September 30,
                                  ---------------------------------------------------------------------------------------
                                                1996                          1995                         1994
                                           -------------                  ------------                ------------
                                                     Amount of                    Amount of                    Amount of
                                      Amount of      Loans to      Amount of       Loans to     Amount of       Loans to
                                      Allowance     Gross Loans    Allowance     Gross Loans    Allowance     Gross Loans
                                      ---------     -----------    ---------     -----------    ---------     -----------
                                                                    (Dollars In Thousands)
Real estate loans:
    Residential 1-4 family            $    243          82.19%     $    125          83.70%    $      77          82.60%
    Residential multi-family                 1           0.61%           --           0.75%           --           0.78%
    Nonresidential real estate               4           3.56%            3           2.68%            4           2.83%
    Residential construction                --           4.16%           --           4.78%           --           5.41%
    Land                                     6           5.56%           --           4.35%           --           4.50%
    Line of credit                          10           3.34%            8           3.45%           --           3.64%
                                      --------        --------     --------        --------     --------        --------
          Total real estate loans          264          99.42%          136          99.71%           81          99.76%
                                      --------        --------     --------        --------     --------        --------
Consumer loans:
    Share                                   --           0.17%           --           0.10%           --           0.09%
    Credit reserve                          --           0.41%            1           0.19%           --           0.15%
                                      --------        --------     --------        --------     --------        --------
          Total consumer loans              --           0.58%            1           0.29%           --           0.24%
                                      --------        --------     --------        --------     --------        --------
Unallocated                                164              --           --              --           59              --
                                      --------        --------     --------        --------     --------        --------
Total allowance for loan losses       $    428         100.00%     $    137         100.00%     $    140         100.00%
                                      ========        ========     ========        ========      =======        ========

                                                               At September 30,
                                       ------------------------------------------------------------
                                                     1993                          1992
                                                ------------                   ------------
                                                          Amount of                     Amount of
                                          Amount of       Loans to       Amount of      Loans to
                                          Allowance      Gross Loans     Allowance     Gross Loans
                                          ---------      -----------     ---------     -----------
Real estate loans:
    Residential 1-4 family                    129          83.33%       $   109         82.69%
    Residential multi-family                   --           0.61%            --          0.65%
    Nonresidential real estate                  6           3.03%            14          3.52%
    Residential construction                   --           5.51%            --          5.07%
    Land                                       --           4.12%            --          4.88%
    Line of credit                             --           3.08%            --          2.88%
                                            -----           -----         -----          -----
          Total real estate loans             135          99.68%           123         99.69%
                                            -----           -----         -----         ------
Consumer loans:
    Share                                      --           0.08%            --          0.23%
    Credit reserve                             --           0.24%            --          0.08%
                                            -----           -----         -----          -----
          Total consumer loans                 --           0.32%            --          0.31%
                                            -----           -----         -----          -----
Unallocated                                     9              --            21             --
                                            -----           -----         -----          -----
Total allowance for loan losses         $     144         100.00%       $   144        100.00%
                                            =====         =======       =======        =======

Investment Securities

         Interest and dividend income from investment securities generally provides the second largest source of income to the Bank after interest on loans. In addition, the Bank receives interest income from deposits in other financial institutions. On September 30, 1996, the carrying value of the Bank's investment securities portfolio totaled approximately $101.0 million and consisted of interest-bearing deposits, U.S. government and agency securities, mortgage-backed securities, FHLMC stock, stock in the FHLB of Atlanta and in Central Service Corporation. The mortgage-backed securities consist of mortgage-backed securities issued by the GNMA, FNMA and FHLMC.

         The investment securities portfolio includes interest-bearing deposits of $59.3 million at September 30, 1996. Of this amount, $46.6 million relates to deposits collected from potential subscribers to the Company's stock offering in connection with the Conversion. After the year-end, $11.6 million was refunded to subscribers who were unable to purchase stock because the demand for stock exceeded the offering amount.

         Investments in mortgage-backed securities involve a risk that, because of changes in the interest rate environment, actual prepayments may be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

         The FASB has issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with net unrealized gains and losses included in earnings; and (3) debt securities not classified as either held-to-maturity or trading securities and equity securities not classified as trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. The Bank has no trading securities. The Bank adopted SFAS 115 on September 30, 1994. The adoption affected only the held-to-maturity and available-for-sale classifications, with the net unrealized securities gains (loss) on the securities available-for-sale of $(220,000), net of related deferred taxes of $114,000, reported as a separate component of equity in its financial statements at September 30, 1994. See Note 3 of "Notes to Financial Statements".

         The amortized cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

         As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of September 30, 1996, the Bank's investment in stock of the FHLB of Atlanta was $1.3 million.

         North Carolina regulations require the Bank to maintain a minimum amount of liquid assets which may be invested in specified short-term securities. The Bank is also permitted to make certain other securities investments. The Bank's current investment policy states that the Bank's investments will be limited to U.S. Treasury obligations, federal agency securities, corporate notes and time deposits in the FHLB.

         Investment decisions are made by authorized officers of the Bank under policies established by the Board of Directors. Such investments are managed in an effort to produce the highest yield consistent with maintaining safety of principal and compliance with regulations governing the savings industry.

         The following table sets forth certain information regarding the Bank's interest-bearing deposits and the amortized cost and market values of the Bank's investment and mortgage-backed securities portfolios at the dates indicated.

                                                                           At September 30,
                                      --------------------------------------------------------------------------------------------
                                                      1996                           1995                          1994
                                              ---------------------          ---------------------         ---------------------
                                            Amortized          Market      Amortized         Market      Amortized        Market
                                                Cost            Value          Cost           Value          Cost          Value
                                                ----            -----          ----           -----          ----          -----
                                                                            (In Thousands)
Interest-bearing deposits                   $  59,348       $  59,348       $  8,622       $  8,622       $  3,853      $  3,853
                                            ---------       ---------       --------       --------       --------      --------
Mortgage-backed securities, held to
maturity                                        5,496           5,511          4,529          4,642          5,325         5,271
                                                -----           -----          -----          -----          -----         -----
Investment Securities:
 Held to maturity or for investment
   U.S. Treasury and agency securities
 Available for sale:                                                              --             --             --            --
    U.S. Treasury and agency securities        34,827          34,769         30,907         30,959         25,395        25,061
 Non-marketable equity securities:
   Federal Home Loan Bank stock                 1,346           1,346          1,346          1,346          1,346         1,346
 Other                                             15              15             15             15             15            15
                                               ------          ------         ------         ------         ------        ------

                                               36,188          36,130         32,268         32,320         26,756        26,422
                                               ======          ======         ======         ======         ======        ======

Unrealized gain (loss) on securities
available for sale                               (58)              --             52             --          (334)            --
                                               ======          ======             ==         ======          =====        ======

Total                                        $100,974        $100,989        $45,471        $45,584        $35,600       $35,546
                                             ========        ========        =======        =======        =======       =======

(1) The net unrealized gain (loss) at September 30, 1996 and 1995 relates to available for sale securities in accordance with SFAS No. 115. The net unrealized gain (loss) is presented in order to reconcile the "Amortized Cost" of the Bank's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

         The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's interest-bearing deposits, investment and mortgage-backed securities as of September 30, 1996.

                                                        After One Through      After Five Through
                                 One Year or Less           Five Years              Ten Years            After Ten Years
                               --------------------    -------------------    --------------------    ---------------------
                                           Weighted               Weighted                Weighted                Weighted
                               Carrying    Average    Carrying    Average     Carrying    Average     Carrying    Average
                                Value       Yield      Value       Yield       Value       Yield       Value       Yield
                               --------    --------   --------    --------    --------    --------    --------    --------
                                                                            (Dollars in Thousands)
 Interest-bearing deposits      $59,348        5.80% $       --          --   $      --          --   $      --          --
Mortgage-backed securities           --           --         --          --          --          --       5,496       7.71%
U.S. Treasury securities
 Available-for-sale              10,512        5.96%     23,251       5.52%       1,006       7.45%          --          --
Federal Home Loan Bank Stock (1)     --           --         --          --          --          --       1,346       7.48%
Other (1)                            --           --         --          --          --          --          15          --
                                -------        -----    -------       -----      ------       -----      ------       -----
Total                           $69,860        5.82%    $23,251       5.52%      $1,006       7.45%      $6,857       7.65%
                                =======        =====    =======       =====      ======       =====      ======       =====

                                          Total
                                  ---------------------
                                               Weighted
                                   Carrying    Average
                                    Value       Yield
                                   --------    --------
 Interest-bearing deposits        $  59,348       5.80%
Mortgage-backed securities            5,496       7.71%
U.S. Treasury securities
 Available-for-sale                  34,769       5.71%
Federal Home Loan Bank Stock (1)      1,346       7.48%
Other (1)                                15          --
                                   --------       -----
Total                              $100,974       5.89%
                                   ========       =====

(1) Nonmarketable equity security; substantially all required to be maintained and assumed to mature in periods greater than 10 years.

Deposits and Borrowings

         General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, loan interest income, the stock offering, investment income, interest-bearing deposit income, interest income from mortgage-backed securities and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank has no borrowings outstanding at September 30, 1996; however, it does maintain borrowing capabilities through the FHLB of Atlanta.

         Deposits.   On September 30, 1996 and September 30, 1995 and 1994, the
Bank's deposits totaled $146.4 million, $137.6 million and $127.3 million, respectively. The Bank also received deposits totaling $46.6 million from subscribers for the Company's common stock at September 30, 1996.

         The following table sets forth information relating to the Bank's deposit flows during the periods shown and total deposits at the end of the periods shown.


                                                      At or For the Year Ended September 30,
                              ----------------------------------------------------------------------------------------

                                       1996              1995              1994              1993               1992
                                       ----              ----              ----              ----               ----
                                                                       (In Thousands)
Total deposits at                    $137,647          $127,312         $139,685            $138,753          $133,524
beginning of period

Net increase (decrease)                   976             4,355          (17,346)             (5,105)           (2,813)
before interest credited

Interest credited                       7,775             5,980            4,973               6,037             8,042
                                        -----           -------          -------             -------           -------
Total deposits at end of
period                               $146,398          $137,647         $127,312            $139,685          $138,753
                                     ========          ========         ========            ========          ========

         The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers statement savings accounts, negotiable order of withdrawal accounts, money market accounts, and fixed interest rate certificates with varying maturities. All deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising, local radio, local cable television and direct mailings. The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers. The vast majority of the Bank's depositors are residents of North Carolina. In the unlikely event the Bank is liquidated following the Conversion, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to stockholders.

         The following table sets forth certain information regarding the Bank's savings deposits at the dates indicated.

                                                                         At September 30,

                                      1996                               1995                                   1994
                          ----------------------------        ---------------------------           ----------------------------

                                                 Weighted                            Weighted                              Weighted
                                Amount       Average Rate           Amount       Average Rate             Amount       Average Rate
                                ------       ------------           ------       ------------             ------       ------------

Deposits, stock offering    $   46,601              3.00%        $      --                 --           $     --                 --
                             =========           ========         ========       ============           ========       ============

                                                                       At September 30,
                               --------------------------------------------------------------------------------------------
                                            1996                           1995                          1994
                                  -------------------------       -------------------------     -------------------------

                                          Weighted                       Weighted                      Weighted
                                          Average     % of               Average     % of               Average    % of
                                 Amount     Rate    Deposits     Amount    Rate    Deposits    Amount    Rate    Deposits
                                 ------   ------    --------     ------  --------  --------    ------  --------  --------
                                                                  (Dollars in Thousands)
Demand Accounts:
  Passbook savings               $  17,953   3.00%   12.26%   $  15,490    3.00%    11.25%  $  17,711    3.00%    13.91%
  NOW accounts                       6,369   2.59%    4.35%       6,331    3.02%     4.60%      6,300    2.72%     4.95%
  Money market deposit
       accounts                      6,674   3.00%    4.56%       7,809    3.25%     5.67%     12,164    3.25%     9.55%
  Noninterest bearing accounts         819      --    0.56%         562       --     0.41%        647       --     0.51%
                                     -----   -----    -----      ------    -----     -----      -----    -----     -----
      Total demand deposits         31,815   2.59%   21.73%      30,192    3.01%    21.93%     36,822    2.98%    28.92%
                                    ------   -----   ------      ------    -----                         -----    ------
Certificates of Deposit            114,307   5.96%   78.08%     107,280    6.10%    77.94%     90,378    3.93%    70.99%
                                   -------   -----   ------     -------    -----    ------     ------    -----    ------
Accrued Interest                       276            0.19%         175              0.13%        112              0.09%
                                   -------            -----         ---              -----     ------              -----
Total Deposits...............     $146,398   5.21%  100.00%    $137,647    5.43%   100.00%   $127,312    3.67%   100.00%
                                  ========   =====  =======    ========    =====   =======   ========   ======   =======

         As of September 30, 1996, the aggregate amount of time certificates of deposit in amounts greater than or equal to $100,000 was $13.9 million. (Some of these deposits were deposits of state and local governments which are subject to rebidding from time to time and to securitization requirements.) The following table presents the maturity of these time certificates of deposit at the dates indicated.

                                                                                              At
                                                                                       September 30, 1996
                                                                                       ------------------
                                                                                         (In Thousands)
3 Months or less                                                                           $ 1,795
Over 3 months through 6 months                                                               3,304
Over 6 months through 12 months                                                              4,053
Over 12 months                                                                               4,754
                                                                                           -------
         Total                                                                             $13,906
                                                                                           =======

         Borrowings. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of

Atlanta's assessment of the institution's creditworthiness. The Bank has not had any outstanding borrowings from the FHLB of Atlanta or any other source in the last five years.

Subsidiaries

         The Bank has no subsidiaries.

Competition

         The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. At September 30, 1996, there were at least six other commercial banks, credit unions and mortgage companies as well as numerous other financial services providers located in the Bank's market area. At September 30, 1996, the Bank had a deposit market share of approximately 23% in Stanly County. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

         The Bank experiences strong competition for real estate loans from other savings institutions, commercial banks, and mortgage banking companies. The Bank competes for loans primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, and its more flexible underwriting standards. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Employees

         As of September 30, 1996, the Bank had 37 full-time employees. All full time employees of the Bank are covered as a group for basic hospitalization, including major medical, dental, accidental death and dismemberment insurance. Optional medical and dental insurance is available for dependents which must be partially paid by the employee. The Bank also maintains a defined benefit retirement plan. In addition, in connection with the Conversion, the Bank adopted an employment stock ownership plan which will provide benefits to the Bank's employees.

         Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be good.

Federal Income Taxation

         Savings institutions such as the Bank are subject to the taxing provisions of the Code, for corporations, as modified by certain provisions specifically applicable for financial or thrift institutions. Income is reported using the accrual method of accounting. The maximum corporate federal income tax rate is 35%.

         For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Code were permitted certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally loans secured by interests in real property improved or to be improved) under (i) a method based on a percentage of the institution's taxable income, as adjusted (the "percentage of taxable income method") or (ii) a method based on actual loss experience (the "experience method"). The reserve for nonqualifying loans was computed using the experience method.

         The percentage of taxable income method was limited to 8% of taxable income. This method could not raise the reserve to exceed 6% of qualifying real property loans at the end of the year. Moreover, the additions for qualifying real property loans, when added to nonqualifying loans, could not exceed 12% of the amount by which total deposits or withdrawable accounts exceed the sum of surplus, undivided profits and reserves at the beginning of the year. This limitation precluded the Bank from taking a bad debt deduction in its 1996 and 1995 tax returns. The experience method was the amount necessary to increase the balance of the reserve at the close of the year to the greater of (i) the amount which bore the same ratio to loans outstanding at the close of the year as the total net bad debts sustained during the current and five preceding years bore to the sum of the loans outstanding at the close of such six years or (ii) the balance in the reserve account at the close of the last taxable year beginning before 1988 (assuming that the loans outstanding have not declined since such date).

         In order to qualify for the percentage of income method, an institution had to have at least 60% of its assets as "qualifying assets" which generally included, cash, obligations of the United States government or an agency or instrumentality thereof or of a state or political subdivision, residential real estate-related loans, or loans secured by savings accounts and property used in the conduct of its business. In addition, it had to meet certain other supervisory tests and operate principally for the purpose of acquiring savings and investing in loans.

         Institutions which became ineligible to use the percentage of income method had to change to either the reserve method or the specific charge-off method that applied to banks. Large thrift institutions, those generally exceeding $500 million in assets, had to convert to the specific charge-off method. In computing its bad debt reserve for federal income taxes, the Bank used the reserve method in fiscal years 1996, 1995 and 1994.

         Bad debt reserve balances in excess of the balance computed under the experience method or amounts maintained in a supplemental reserve built up prior to 1962 ("excess bad debt reserve") require inclusion in taxable income upon certain distributions to its stockholders. Distributions in redemption or liquidation of stock or distributions with respect to its stock in excess of earnings and profits accumulated in years beginning after December 31, 1951, are treated as a distribution from the excess bad debt reserve. When such a distribution takes place and it is treated as from the excess bad debt reserve, the thrift is required to reduce its reserve by such amount and simultaneously recognize the amount as an item of taxable income increased by the amount of income tax imposed on the inclusion. Dividends not in excess of earnings and profits accumulated since December 31, 1951 will not require inclusion of part or all of the bad debt reserve in taxable income. The Bank has accumulated earnings and profits since December 31, 1951 and has an excess in its bad debt reserve. Distributions in excess of current and accumulated earnings and profits will increase taxable income. Net retained earnings at September 30, 1996 includes approximately $2.9 million for which no provision for federal income tax has been made. See Note 12 to "Notes to Financial Statements".

         Legislation passed by the U.S. Congress and signed by the President in August 1996 contains a provision that repeals the percentage of taxable income method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995. The legislation will trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. At September 30, 1996, the Bank's post-1987 excess reserves amounted to approximately $1.0 million. A special provision suspends recapture of post-1987 excess reserves for up to two years if, during those years, the institution satisfies a "residential loan requirement." This requirement will be met if the principal amount of the institution's residential loans exceeds a base year amount, which is determined by reference to the average of the institution's residential loans during the six taxable years ending before January 1, 1996. However, notwithstanding this special provision, recapture will begin no later than the first taxable year beginning after December 31, 1997.

         The Bank may also be subject to the corporate alternative minimum tax ("AMT"). This tax is applicable only to the extent it exceeds the regular corporate income tax. The AMT is imposed at the rate of 20% of the corporation's alternative minimum taxable income ("AMTI") subject to applicable statutory exemptions. AMTI is calculated by adding certain tax preference items and making certain adjustments to the corporation's regular taxable income. Preference items and adjustments generally applicable to financial institutions include, but are not limited to, the following: (i) the excess of the bad debt deduction over the amount that would have been allowable on the basis of actual experience; (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) 75% of the excess, if any, of a corporation's adjusted earnings and profits over its AMTI (as otherwise determined with certain adjustments). Net operating loss carryovers, subject to certain adjustments, may be utilized to offset up to 90% of the AMTI. Credit for AMT paid may be available in future years to reduce future regular federal income tax liability. The Bank has not been subject to the AMT in recent years.

         The Bank's federal income tax returns have not been audited in over 10 years.


State Taxation

         Under North Carolina law, the corporate income tax is 7.75% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition, for tax years beginning in 1991, 1992, 1993 and 1994, corporate taxpayers were required to pay a surtax equal to 4%, 3%, 2% and 1%, respectively, of the state income tax otherwise payable by it. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institutions (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

         The North Carolina corporate tax rate will drop to 7.50% in 1997, 7.25% in 1998, 7.00% in 1999 and 6.90% thereafter.


                          SUPERVISION AND REGULATION

Regulation of the Company

         General. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the Conversion. As a bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), the Company will become subject to certain regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

         Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such nonbanking related activities.

         Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the holding company or controls in any manner the election of a majority of the directors of the holding company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, under the 1991 Banking Law, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA") require insured depository institutions under common control to reimburse the FDIC for any loss suffered by either the Savings Association Insurance Fund (the "SAIF") or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         As a result of the Company's ownership of the Bank, the Company will be registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Administrator.

         Federal regulations require that the Company must notify the Federal Reserve Bank of Richmond prior to repurchasing Common Stock in excess of 10% of its net worth during a rolling 12 month period. Also, no stock repurchases may be made for at least one year after Conversion unless approved by the Administrator, who may approve such repurchases only upon a finding that the safety and soundness of the Bank would not be adversely affected thereby.

         Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or
(ii) has a significant amount of outstanding debt that is held by the general public.

         Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

Federal Securities Law. The Company has registered its Common Stock with the SEC pursuant to Section 12(b) of the Exchange Act and will not deregister the Common Stock for a period of three years following the completion of the Conversion. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

         The registration under the Securities Act of the Offerings of the Common Stock does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale provisions of Rule 144 under the Securities Act. So long as the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances. There are currently no demand registration rights outstanding. However, in the event the Company at some future time determines to issue additional shares from its authorized but unissued shares, the Company might offer registration rights to certain of its affiliates who want to sell their shares.

Regulation of the Bank

         General. Federal and state legislation and regulation have significantly affected the operations of federally insured savings institutions and other federally regulated financial institutions in the past several years and have increased competition among savings institutions, commercial banks and other providers of financial services. In addition, federal legislation has imposed new limitations on investment authority, and higher insurance and examination assessments on savings institutions and has made other changes that may adversely affect the future operations and competitiveness of savings institutions with other financial institutions, including commercial banks and their holding companies. The operations of regulated depository institutions, including the Bank, will continue to be subject to changes in applicable statutes and regulations from time to time.

         The Bank is a North Carolina-chartered savings bank, is a member of the FHLB system, and its deposits are insured by the FDIC through the SAIF. It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Generally, North Carolina state chartered savings banks whose deposits are issued by the SAIF are subject to restrictions with respect to activities and investments, transactions with affiliates and loans-to-one borrower similar to those applicable to SAIF insured savings associations. Such examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

         The Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). As creditors of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

         The FDIC has extensive enforcement authority over North Carolina-chartered savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

         The grounds for appointment of a conservator or receiver for a North Carolina savings bank on the basis of an institution's financial condition include: (i) insolvency, in that the assets of the savings bank are less than its liabilities to depositors and others; (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

         Transactions with Affiliates. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank. Generally, subsidiaries of a bank, other than a bank subsidiary, and certain other types of companies are not considered to be affiliates. Generally, Sections 23A and 23B (i) establish certain collateral requirements for loans to affiliates; (ii) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

         Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under
Section 22(h), loans to directors, executive officers and stockholders who, directly or indirectly, own more than 10% of any class of voting securities of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers or stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to
Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders based on underwriting standards not less stringent than those applied in comparable transactions with other persons and made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features.

         Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. The SAIF maintains a fund to insure the deposits of institutions the deposits of which were insured by the Federal Savings and Loan Insurance Corporation (the "FSLIC") prior to the enactment of FIRREA, and the BIF maintains a fund to insure the deposits of institutions the deposits of which were insured by the FDIC prior to the enactment of FIRREA. The Bank is a member of the SAIF of the FDIC.

         As a SAIF-insured institution, the Bank is subject to insurance assessments imposed by the FDIC. Effective January 1, 1993, the FDIC replaced its uniform assessment rate with a transitional risk-based assessment schedule issued by the FDIC pursuant to the 1991 Banking Law, which imposes assessments ranging from 0.23% to 0.31% of an institution's average assessment base. The actual assessment to be paid by each SAIF member is based on the institution's assessment risk classification, which will be determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized" (as such terms have been defined in federal regulations), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

         As a result of subsequent changes to the assessment schedule, financial institutions such as the Bank that are members of the SAIF, are currently required to pay higher deposit insurance premiums than financial institutions which are members of the BIF (primarily commercial banks), because the BIF has higher reserves than the SAIF and has been responsible for fewer troubled institutions. This had created a disparity between SAIF and BIF assessments. Annual assessments for BIF members in the lowest risk categories are now only $2,000. For the years ended September 30, 1996 and 1995, the Bank's federal deposit insurance premium expense was $318,000 and $295,000, respectively, not including a one-time special SAIF assessment totaling $838,000 for the year ended September 30, 1996 for the years ended September 30, 1996 and 1995, respectively. The FDIC has noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in capital markets. In addition, SAIF members, such as the Bank, could be placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

         A comprehensive continuing appropriations bill enacted on September 30, 1996 reduced this premium differential between BIF- and SAIF-insured institutions but did not eliminate it. As a result of this legislation, it is now anticipated that, beginning on January 1, 1997, BIF-insured institutions, except those in higher risk categories, will pay deposit insurance premiums equal to approximately 1.3 cents per $100 of insured domestic deposits and SAIF-insured institutions, except those in higher risk categories, will pay deposit insurance premiums equal to approximately 6.4 cents per $100 of insured domestic deposits. This premium differential is expected to exist until at least
January 1, 1999.

         The above-described comprehensive continuing appropriations bill enacted on September 30, 1996 also provides for a one-time assessment on SAIF members to recapitalize the SAIF. The assessment is equal to 65.7 cents per each $100 of insured domestic deposits. Such premium will have the effect of immediately reducing the capital of SAIF-member institutions by the amount of the assessment. SAIF-member institutions will not be allowed to amortize the expense of the one-time assessment over a period of years. The one-time assessment, which will be based on the Bank's deposits as of March 31, 1995, is approximately $838,000 on a before tax basis and be payable prior to December, 1996. This one-time assessment to recapitalize the SAIF had an adverse effect on the operating expenses and results of operations of the Bank during the quarter ended September 30, 1996.

         Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended ("CRA"). A purpose of this Act is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. During the Bank's last compliance examination, which was performed by the FDIC under the old CRA regulations in January 1994, the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

         The federal banking regulatory agencies have issued a rewrite of the CRA regulations, which became effective on January 1, 1996, to implement a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. Under the regulations, a savings bank will be evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank will be given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to the service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings will be the same as those that are currently given: "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

         Capital Requirements Applicable To The Bank. The FDIC requires the Bank to have a minimum leverage ratio of Tier I capital (principally consisting of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangible items, goodwill items, identified losses and investments in securities subsidiaries) to total assets of at least 3%; provided, however that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, of at least 8%. At least half of the total capital is required to be Tier I capital. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments, other debt securities, certain types of preferred stock and a limited amount of loan loss allowance.

         An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At September 30, 1996, the Bank had a leverage ratio of 9.59%.

         The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

         At September 30, 1996, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

         The 1991 Banking Law required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. On August 2, 1995, the federal banking agencies issued a joint notice of adoption of final risk based capital rules to take account of interest rate risk. The final regulation required an assessment of the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The final rule also stated an intent to, in the future, establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure.

         Effective June 26, 1996, the federal banking agencies issued a joint policy statement announcing the agencies' election not to adopt a standardized measure and explicit capital charge for interest rate risk at that time. Rather, the policy statement (i) identifies the main elements of sound interest rate risk management, (ii) describes prudent principles and practices for each of those elements, and (iii) describes the critical factors affecting the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. The joint policy statement is not expected to have a material impact on the Bank's management of interest rate risk.

         The FDIC has adopted a final rule changing its risk-based capital rules to recognize the effect of bilateral netting agreements in reducing the credit risk of two types of financial derivatives - interest and exchange rate contracts. Under the rule, savings banks are permitted to net positive and negative mark-to-market values of rate contracts with the same counterparty, subject to legally enforceable bilateral netting contracts that meet certain criteria. This represents a change from the prior rules which recognized only a very limited form of netting. The Bank does not anticipate that this rule will have a material effect upon its financial statements.

         Loans-To-One-Borrower. The Bank is subject to the Administrator's loans to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made under this authority does not exceed 150% of net worth. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

         As of September 30, 1996, the largest aggregate amount of loans which the Bank had to any one borrower was $1.1 million. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

         Limitations on Rates Paid for Deposits. Regulations promulgated by the FDIC pursuant to the 1991 Banking Law place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the FDIC to implement the corrective action provisions of the 1991 Banking Law.

         Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On September 30, 1996, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $1.3 million.

         FIRREA has had the effect of reducing the dividends that the Bank receives on its stock in the FHLB of Atlanta. During fiscal 1995 and 1996, the Bank recorded dividend income of $94,000 and $101,000, respectively, with respect to its FHLB of Atlanta stock. FIRREA requires each FHLB to contribute a certain amount of its reserves and undivided profits to fund the principal and a portion of the interest on certain bonds and certain other obligations which are used to fund the resolution of troubled savings association cases. In addition, FIRREA requires each FHLB to transfer a percentage of its annual net earnings to the Affordable Housing Program. That amount will increase from 5% of the annual net income of the FHLB in 1990 to at least 10% of its annual net income in 1995 and subsequent years. As a result of these FIRREA requirements, it is anticipated that the FHLB of Atlanta's earnings will be reduced and that the Bank will receive reduced dividends on its FHLB of Atlanta stock in future periods.

         Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of September 30, 1996, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

         Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of an insured institution, such as the Bank, without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock. In addition, control generally is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or
(iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

         For three years following completion of the Conversion, North Carolina conversion regulations require the prior written approval of the Administrator before any person may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of any class of an equity security of the Bank. If any person were to so acquire the beneficial ownership of more than 10% of any class of any equity security without prior written approval, the securities beneficially owned in excess of 10% would not be counted as shares entitled to vote and would not be voted or counted as voting shares in connection with any matter submitted to stockholders for a vote. Approval is not required for (i) any offer with a view toward public resale made exclusively to the Bank or its underwriters or the selling group acting on its behalf or (ii) any offer to acquire or acquisition of beneficial ownership of more than 10% of the common stock of the Bank by a corporation whose ownership is or will be substantially the same as the ownership of the Bank, provided that the offer or acquisition is made more than one year following the consummation of the Conversion. The regulation provides that within one year following the Conversion, the Administrator would approve the acquisition of more than 10% of beneficial ownership only to protect the safety and soundness of the institution. During the second and third years after the Conversion, the Administrator may approve such an acquisition upon a finding that (i) the acquisition is necessary to protect the safety and soundness of the Company and the Bank or the Boards of Directors of the Company and the Bank support the acquisition, (ii) the acquiror is of good character and integrity and possesses satisfactory managerial skills, and will be a source of financial strength to the Company and the Bank; and (iii) the public interests will not be adversely affected.

         Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On September 30, 1996, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 47.0%.

         Additional Limitations on Activities. Recent FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations are permitted to engage are limited to those of service corporations for national banks.

         Savings banks are also generally prohibited from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as "junk bonds"). State savings banks are also required to notify the FDIC at least 30 days prior to the establishment or acquisition of any subsidiary, or at least 30 days prior to conducting any such new activity. Any such activities must be conducted in accordance with the regulations and orders of the FDIC and the Administrator.

         Impact of the 1991 Banking Law. The 1991 Banking Law became effective on December 19, 1991. Among other things, the 1991 Banking Law provided increased funding for the BIF and provided for expanded regulation of depository institutions and their affiliates, including bank holding companies.

         The 1991 Banking Law provided the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers will depend upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.


         To facilitate the early identification of problems, the 1991 Banking Law required the federal banking agencies to review and, under certain circumstances, prescribe more stringent accounting and reporting requirements than those required by generally accepted accounting principles. The FDIC issued a final rule, effective July 2, 1993, implementing those provisions. The rule, among other things, requires that management of institutions with $500 million or more in assets report on the institution's responsibility for preparing financial statements and establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness, and that independent auditors attest to and report separately on assertions in management's reports concerning compliance with such laws and regulations, using FDIC-approved audit procedures.

         The 1991 Banking Law further requires the federal banking agencies to develop regulations requiring disclosure of contingent assets and liabilities and, to the extent feasible and practicable, supplemental disclosure of the estimated fair market value of assets and liabilities. The 1991 Banking Law also requires annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators. Moreover, the 1991 Banking Law, as modified by the Federal Housing Enterprises Financial Security and Soundness Act, requires the federal banking agencies to set operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions and depository institution holding companies, as well as compensation standards (but not dollar levels of compensation) for insured depository institutions that prohibit excessive compensation, fees or benefits to officers, directors, employees, and principal stockholders. The federal banking agencies have issued final regulations, effective August 9, 1995, implementing these standards in accordance with the 1991 Banking Law. Those agencies have also issued a joint advance notice of proposed rulemaking soliciting comments on the addition of asset quality and earnings guidelines to these safety and soundness standards.

         The foregoing necessarily is a general description of certain provisions of the 1991 Banking Law and does not purport to be complete. The effect of the 1991 Banking Law on the Bank has not yet been fully ascertained.

         Interstate Branching. A bank or savings bank holding company and its subsidiaries are currently prohibited from acquiring any voting shares of, or interest in, any banks or savings banks located outside of the state in which the operations of the savings bank holding company's subsidiaries are located, unless the acquisition is specifically authorized by the statutes of the state in which the target bank is located. However, in September 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act permitted adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state beginning on September 29, 1995, one year after the effectiveness of the Interstate Banking Act. In addition, states may specifically permit interstate acquisitions prior to September 29, 1995, by enacting legislation that provides for such transactions. North Carolina adopted nationwide reciprocal interstate acquisition legislation in 1994.

         Such interstate acquisitions are subject to certain restrictions. States may require the bank or savings bank being acquired to have been in existence for a certain length of time but not in excess of five years. In addition, no bank or saving bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state has specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps and, at present, 18 states have deposit caps lower than 30%.

         The Interstate Banking Act also provides for interstate branching. The McFadden Act of 1927 established state lines as the ultimate barrier to geographic expansion of a banking network by branching. The Interstate Banking Act withdraws these barriers, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may deny interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting branching transactions.

         It is anticipated that the Interstate Banking Act will increase competition within the markets in which the Bank now operates, although the extent to which such competition will increase in such markets or the timing of such increase cannot be predicted. In addition, there can be no assurance as to whether, or in what form, legislation may be enacted in North Carolina in reaction to the Interstate Banking Act or what impact such legislation or the Interstate Banking Act might have upon the Bank.

         The Interstate Banking Act also modifies the controversial safety and soundness provisions contained in Section 39 of the 1991 Banking Law which required the banking regulatory agencies to write regulations governing such topics as internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and fees and whatever else those agencies determined to be appropriate. The legislation exempts bank holding companies from these provisions and requires the agencies to write guidelines, as opposed to regulations, dealing with these areas. It also gives more discretion to the banking regulatory agencies with regard to prescribing standards for banks' asset quality, earnings and stock valuation.

         The Interstate Banking Act also expands current exemptions from the requirement that banks be examined on a 12-month cycle. Exempted banks will be inspected every 18 months. Other provisions address paperwork reduction and regulatory improvements, small business and commercial real estate loan securitization, truth-in-lending amendments on high cost mortgages, strengthening of the independence of certain financial regulatory agencies, money laundering, flood insurance reform and extension of certain statutes of limitations.

         Restrictions on Dividends and Other Capital Distributions. A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. In addition, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, must obtain the written approval from the Administrator before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the institution's net income for the most recent fiscal year end, or (ii) the average of the institution's net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends, if applicable. Under FDIC regulations, stock repurchases may be made by the savings bank only upon receipt of FDIC approval.

         Also, without the prior written approval of the Administrator, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, may not repurchase any of its capital stock. The Administrator will give approval to repurchase only upon a showing that the proposed repurchase will not adversely affect the safety and soundness of the institution.

         In addition, the Bank is not permitted to declare or pay a cash dividend on or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank's conversion from mutual to stock ownership.

         In connection with the Conversion, the Company and the Bank have agreed with the FDIC that, during the first year after the Conversion, the Bank will not pay any dividend or make any other distribution to its stockholder which represents, is characterized as or is treated for federal tax purposes as, a return of capital.

         Other North Carolina Regulations. As a North Carolina-chartered savings bank, the Bank derives its authority from, and is regulated by, the Administrator. The Administrator has the right to promulgate rules and regulations necessary for the supervision and regulation of North Carolina savings banks under his jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the Administrator includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases, the regulation of incorporators, stockholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest. North Carolina law requires that the Bank maintain federal deposit insurance as a condition of doing business.

         The Administrator conducts regular annual examinations of North Carolina-chartered savings banks. The purpose of such examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on a joint basis with the FDIC. In addition, the Administrator is required to conduct an examination of any institution when he has good reason to believe that the standing and responsibility of the institution is of doubtful character or when he otherwise deems it prudent. The Administrator is empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interests of its depositors. The Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or in violation of any other law, rule or regulation.

         A North Carolina-chartered savings bank must maintain net worth, computed in accordance with the Administrator's requirements, of 5% of total assets and liquidity of 10% of total assets, as discussed above. Additionally, a North Carolina-chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the FDIC.

         Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

         North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the Administrator. The approval is conditioned upon findings by the Administrator that, among other things, such merger or consolidation will promote the best interests of the members or stockholders of the merging institutions. North Carolina law also provides for simultaneous mergers and conversions and for supervisory mergers conducted by the Administrator.

ITEM 2.           PROPERTIES

Properties

         The following table sets forth the location of the Bank's principal office in Albemarle, North Carolina and its full service branch office in Locust, North Carolina, as well as certain other information relating to these offices as of September 30, 1996. The Bank owns both the Albemarle and Locust offices. The Bank also owns two vacant lots which are adjacent to its Albemarle office but has no plans for these lots at the present time.

                                           Net Book Value             Deposits
         Address                             of Property           (In Thousands)
         -------                           --------------          --------------

Albemarle:                                    $625,000                $126,861
155 West South Street
Albemarle, North Carolina 28001

Two (2) Vacant Lots                            $26,000
South Second Street
Albemarle, North Carolina 28001

Locust:                                       $213,000                 $19,537
406 West Main Street
Locust, North Carolina 28097

         The Bank's management considers the property to be in good condition. The total net book value of the Bank's furniture, fixtures and equipment on September 30, 1996 was $374,000.

ITEM 3.           LEGAL PROCEEDINGS

         In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Prior to October 2, 1996, the Bank was organized as a mutual institution. On September 17, 1996, the members of the Bank approved the Amended and Restated Plan of Holding Company Conversion, dated as of July 19, 1996, pursuant to which (i) the Bank would convert from a North Carolina chartered savings bank organized in mutual form to a North Carolina chartered savings bank organized in stock form and would sell its capital stock to the Company and (ii) the Company would offer and sell shares of its Common Stock in a subscription offering and, if necessary, in a community and syndicated community offering. The Conversion was consummated, all shares of the converted bank were purchased by the Company using a portion of the proceeds from the sale of its Common Stock in the subscription offering, and subscriptions for 4,496,500 shares of the Company's Common Stock were accepted on October 2, 1996.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         See the information under the section captioned "Common Stock Information" in the Company's 1996 Annual Report, which section is incorporated herein by reference. See "Item 1. DESCRIPTION OF BUSINESS--Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.           SELECTED FINANCIAL DATA

         The information required by this Item is set forth in the table captioned "Selected Financial Data" in the Company's 1996 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

         See also the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis of Financial Condition and Operating Results" on pages 3 through 14 in the Company's 1996 Annual Report which section is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Bank set forth on pages 15 through 42 of the Company's 1996 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         N/A.


                                   PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors and "- Executive Officers" contained in the Proxy Statement, which sections are incorporated herein by reference.

         The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which is incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION AND TRANSACTIONS

         The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors Fees" and
" - Management Compensation" contained in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" contained in the Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There have been no reportable transactions during the two most recent fiscal years nor are any reportable transactions proposed as of the date of this Form 10-K. See also the section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management" contained in the Proxy Statement, which section is incorporated herein by reference.


                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

14(a)1. Financial Statements are contained in the Bank's 1996 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference

                  (a)      Independent Auditors' Report

                  (b) Statements of Financial Condition as of September 30, 1996 and 1995

                  (c) Statements of Income for the Years Ended September 30, 1996, 1995 and 1994

                  (d) Statements of Equity for the Years Ended September 30, 1996, 1995 and 1994

                  (e) Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994

                  (f)      Notes to Financial Statements

14(a)2.           Financial Statement Schedules

                  All schedules have been omitted as the required information is either inapplicable or included in the Notes to Financial Statements.

14(a)3.           Exhibits

                  Exhibit (3)(i)            Certificate of Incorporation,
                                            incorporated herein by reference to
                                            Exhibit (3)(i) to the Registration
                                            Statement on Form S-1, Registration
                                            No. 333-04509, dated May 24, 1996,
                                            and amended on July 25, 1996

                  Exhibit (3)(ii)           Bylaws, incorporated herein by
                                            reference to Exhibit (3)(ii) to the
                                            Registration Statement on Form S-1,
                                            Registration No. 333-04509, dated
                                            May 24, 1996, and amended on July
                                            25, 1996

                  Exhibit (4)               Specimen Stock Certificate,
                                            incorporated herein by reference to
                                            Exhibit (4) to the Registration
                                            Statement on Form S-1, Registration
                                            No. 333-04509, dated May 24, 1996,
                                            and amended on July 25, 1996

                  Exhibit (10)(i)           Employment Agreement between Carl M.
                                            Hill and Home Savings Bank of
                                            Albemarle, Inc., S.S.B.

                  Exhibit (10)(ii)          Employment Agreement between R.
                                            Ronald Swanner and Home Savings Bank
                                            of Albemarle, Inc., S.S.B.

                  Exhibit (10)(iii)         1985 Retirement Payment Agreements
                                            with Carl M. Hill, R. Ronald
                                            Swanner, Caldwell A. Holbrook, Jr.
                                            and Joel A. Huneycutt

                  Exhibit (10)(iv)          1995 Retirement Payment Agreements
                                            with Carl M. Hill, R. Ronald
                                            Swanner, Caldwell A. Holbrook, Jr.,
                                            Joel A. Huneycutt, Douglas Dwight
                                            Stokes and Greg E. Underwood

                  Exhibit (10)(v)           Directors Retirement Plan Agreement

                  Exhibit (10)(vi)          1985 Supplemental Income Agreements
                                            with Carl M. Hill and R. Ronald
                                            Swanner

                  Exhibit (10)(vii)         1995 Supplemental Income Agreements
                                            with Carl M. Hill and R. Ronald
                                            Swanner

                  Exhibit (11)              Statement Regarding Computation of
                                            Per Share Earnings

                  Exhibit (12)              Statement Regarding Computation of
                                            Ratios

                  Exhibit (13)              Portions of the 1996 Annual Report
                                            to Stockholders

                  Exhibit (21)              See Item 1.  Business for
                                            discussion of subsidiaries

                  Exhibit (27)              Financial Data Schedule

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1996.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOUTH STREET FINANCIAL CORP.


Date:     December 20, 1996      By:       /s/ Carl M.  Hill
                                           -------------------------------------
                                           Carl M.  Hill
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                           Title                        Date

/s/ Carl M.  Hill               President, Chief Executive  December 20, 1996
-----------------------------   Officer and Director
Carl M.  Hill

/s/ R.  Ronald Swanner          Executive Vice President,   December 20, 1996
-----------------------------   Secretary and Director
R.  Ronald Swanner

/s/ Christopher F.  Cranford    Controller and Treasurer    December 20, 1996
-----------------------------
Christopher F.  Cranford

/s/ Caldwell A. Holbrook, Jr.   Director                    December 20, 1996
-----------------------------
Caldwell A. Holbrook, Jr.

/s/ Joel A. Huneycutt           Director                    December 20, 1996
-----------------------------
Joel A. Huneycutt

/s/ Douglas Dwight Stokes       Director                    December 20, 1996
-----------------------------
Douglas Dwight Stokes

/s/ Greg E. Underwood           Director                    December 20, 1996
-----------------------------
Greg E. Underwood

                               INDEX TO EXHIBITS



Exhibit No.                                 Description
-----------                                 -----------

Exhibit (10)(i)       Employment Agreement between Carl M. Hill and Home Savings
                      Bank of Albemarle, Inc., S.S.B.

Exhibit (10)(ii)      Employment Agreement between R. Ronald Swanner and Home
                      Savings Bank of Albemarle, Inc., S.S.B.

Exhibit (10)(iii)     1985 Retirement Payment Agreements with Carl M. Hill, R.
                      Ronald Swanner, Caldwell A. Holbrook, Jr. and Joel A.
                      Huneycutt

Exhibit (10)(iv)      1995 Retirement Payment Agreements with Carl M. Hill, R.
                      Ronald Swanner, Caldwell A. Holbrook, Jr., Joel A.
                      Huneycutt, Douglas Dwight Stokes and Greg E. Underwood

Exhibit (10)(v)       Directors Retirement Plan Agreement

Exhibit (10)(vi)      1985 Supplemental Income Agreements with Carl M. Hill and
                      R. Ronald Swanner

Exhibit (10)(vii)     1995 Supplemental Income Agreements with Carl M. Hill and
                      R. Ronald Swanner

Exhibit (11)          Statement Regarding Computation of Per Share Earnings

Exhibit (12)          Statement Regarding Computation of Ratios

Exhibit (13)          Portions of the 1996 Annual Report to Stockholders

Exhibit (27)          Financial Data Schedule

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1996.