Form 10-Q
period 1996-12-31
SOUTH STREET FINANCIAL CORP
filed 1997-02-10
CIK 1014964

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington  D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended    December 31, 1996
                                    --------------------------------
                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                   ---------------------  --------------------

                        Commission File Number: 0-21083

                          SOUTH STREET FINANCIAL CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

      North Carolina                                 56-0266500
      --------------                                 ----------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                             155 West South Street
                        Albemarle, North Carolina 28001
                        -------------------------------
               (Address of principal executive office) (Zip code)

                                 (704)-982-9184
                                 --------------
                        (Registrant's telephone  number)

                                      N/A
                                      ---
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                       ---------    ---------

As of February 10, 1997 there were issued and outstanding 4,496,500 shares of the Registrant's common stock, no par value

                         SOUTH STREET FINANCIAL CORP.


                                     INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated statements of financial condition at
December 31, 1996 (Unaudited) and September 30, 1996             1

Consolidated statements of income for the three months
ended December 31, 1996 and 1995 (Unaudited)                     2

Consolidated statements of cash flows for the three
months ended December 31, 1996 and 1995 (Unaudited)            3-4

Notes to consolidated financial statements (Unaudited)         5-7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        8-11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                      12

Item 2.  Changes in Securities                                  12

Item 3.  Defaults upon Senior Securities                        12

Item 4.  Submission of Matters to a Vote of Security Holders    12

Item 5.  Other Information                                      12

Item 6.  Exhibits and Reports on Form 8-K                       12

Signatures                                                      13

SOUTH STREET FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1996 AND SEPTEMBER 30, 1996

                                                       December 31,          September 30,
ASSETS                                                     1996                  1996
------                                                 ------------          ------------
                                                        (Unaudited)            (Note)*
Cash and cash equivalents:
  Noninterest-bearing deposits                         $  2,301,000          $  2,787,000
  Interest-bearing deposits                              10,638,000            59,348,000
Securities held to maturity                              24,604,000             5,496,000
Securities available for sale                            75,294,000            34,784,000
Federal Home Loan Bank stock                              1,346,000             1,346,000
Loans receivable, net                                   110,937,000           109,858,000
Real estate acquired in settlement of loans                  18,000                18,000
Accrued interest receivable                               1,718,000             1,165,000
Office properties and equipment, net                      1,221,000             1,238,000
Prepaid expenses and other assets                           446,000             1,914,000
                                                       ------------          ------------
    TOTAL ASSETS                                       $228,523,000          $217,954,000
                                                       ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
  Deposits                                             $140,716,000          $146,398,000
  Deposits, stock offering                                      --             46,601,000
  Special SAIF Assessment                                       --                838,000
  Advance payments by borrowers for taxes
   and insurance                                            230,000               115,000
  Accounts payable and other liabilities                  1,225,000             2,148,000
  Advances from Federal Home Loan Bank                   25,000,000                   --
  Checks outstanding on disbursement account                504,000               987,000
                                                       ------------          ------------
    TOTAL LIABILITIES                                   167,675,000           197,087,000
                                                       ------------          ------------
Stockholders' equity:
  Preferred stock, no par value, authorized
   5,000,000 shares; no shares issued                           --                    --
  Common stock, no par value, authorized
   20,000,000 shares; issued 4,496,500
   shares December 31, 1996 and no shares
   September 30, 1996                                           --                    --
  Additional paid-in capital                             43,661,000                   --
  Unrealized gain (loss) on securities
   available for sale, net of tax                            82,000               (35,000)
  Note receivable, ESOP                                  (4,428,000)                  --
  Retained earnings, substantially restricted            21,533,000            20,902,000
                                                       ------------          ------------
    TOTAL STOCKHOLDERS' EQUITY                           60,848,000            20,867,000
                                                       ------------          ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $228,523,000          $217,954,000
                                                       ============          ============

*NOTE: The Consolidated Statement of Financial Condition as of September 30,
       1996 has been taken from the audited financial statements of Home Savings Bank of Albemarle, S.S.B. at that date. South Street Financial Corp. completed its stock offering on October 2, 1996 and then acquired all of the common stock of Home Savings Bank of Albemarle, S.S.B.

See Notes to Consolidated Financial Statements.


SOUTH STREET FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                  1996        1995
                                              ----------   ----------
                                                      (Unaudited)

Interest income:
  Loans                                       $2,476,000   $2,414,000
  Mortgage-backed certificates                   195,000       88,000
  Securities                                     861,000      478,000
  Other interest-bearing deposits                321 000      174 000
                                              ----------   ----------
                                               3,853,000    3,154,000
Interest expense on deposits and
 borrowed funds                                1,935,000    1,909,000
                                              ----------   ----------
       NET INTEREST INCOME                     1,918,000    1,245,000

Provision for loan losses                             -            -
                                              ----------   ----------
       NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES             1,918,000    1,245,000
                                              ----------   ----------
Noninterest income, other                         27,000       49,000
                                              ----------   ----------

Noninterest expenses:
  Compensation and benefits                      654,000      432,000
  Net occupancy                                   87,000       66,000
  Federal insurance premium expenses                  -        77,000
  Data processing                                 64,000       50,000
  Other                                          181,000      189,000
                                              ----------   ----------
                                                 986,000      814,000
                                              ----------   ----------
       INCOME BEFORE INCOME TAXES                959,000      480,000

Income taxes                                     328,000      176,000
                                              ----------   ----------

       NET INCOME                             $  631,000   $  304,000
                                              ==========   ==========

Primary earnings per share                    $     0.15   $   n/a
                                              ==========   ==========
Dividends declared per share                  $       -    $   n/a
                                              ==========   ==========
Average number of common shares
 outstanding                                   4,145,273       n/a
                                              ==========   ==========

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                                  1996             1995
------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Cash Flows from Operating Activities
  Net income                                                      $   631,000      304,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                              -            -
    Net accretion of premiums and discounts on securities              10,000       (2,000)
    Amortization of deferred loan fees                                (33,000)     (28,000)
    Gain on sale of real estate acquired in settlement of loans            -        (4,000)
    Gain on sale of fixed assets                                       (2,000)          -
    Provision for depreciation                                         28,000       27,000
    Deferred Income Taxes                                             (16,000)     (18,000)
    (Increase) Decrease in  assets:
      Accrued interest receivable                                    (553,000)     (36,000)
      Prepaid and other assets                                      1,468,000     (151,000)
    Increase (Decrease) in liabilities:
      Accounts payable and other liabilities                       (1,769,000)     242,000
      Interest payable                                                (47,000)      27,000
      Checks outstanding on disbursement accounts                    (483,000)    (169,000)
                                                                   -----------   ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (766,000)     192,000
                                                                   -----------   ----------
Cash Flows from Investing Activities
  Purchases of securities held to maturity                        (19,307,000)          -
  Purchases of securities available for sale                      (40,354,000)  (3,000,000)
  Proceeds from maturities and recalls of securities available
    for sale                                                               -     3,960,000
  Principal collected on securities held to maturity                  171,000      220,000
  Loan originations and principal payments on loans, net           (1,041,000)     323,000
  Purchase of office properties and equipment                         (26,000)     (12,000)
  Proceeds from sale of fixed assets                                   15,000           -
  Proceeds from sale of foreclosed real estate                             -        55,000
                                                                  -----------   ----------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (60,542,000)   1,546,000
                                                                  -----------   ----------

                                             (Continued)

SOUTH STREET FINANCIAL CORP.

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                             1996               1995
                                                         ------------       ------------
Cash Flows from Financing Activities
  Net increase (decrease) in deposits                    $(52,236,000)       $ 3,538,000
  Net increase (decrease) in advance payments by
   borrowers for taxes and insurance                          115,000             85,000
  Proceeds received from issuance of common
   stock net of stock issuance costs incurred              43,661,000               --
  Principal receipts for ESOP debt                            100,000               --
  Note receivable originated to ESOP                       (4,528,000)              --
  Proceeds from Federal Home Loan Bank borrowings          25,000,000
                                                         ------------       ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES            12,112,000          3,623,000
                                                         ------------       ------------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (49,196,000)         5,361,000

Cash and cash equivalents:
  Beginning                                                62,135,000         11,494,000
                                                         ------------       ------------
  Ending                                                 $ 12,939,000       $ 16,855,000
                                                         ============       ============
Supplemental Disclosures of Cash Flow Information
  Cash payments (receipts) for:
    Interest                                             $  1,920,000       $  1,882,000
                                                         ------------       ------------
    Income taxes                                         $    (73,000)      $    (45,000)
                                                         ------------       ------------
  Cash and cash equivalents:
    Cash and short-term investments:
      Interest-bearing                                   $  2,301,000       $  2,575,000
      Noninterest-bearing                                  10,638,000         14,280,000
                                                         ------------       ------------
                                                         $ 12,939,000       $ 16,855,000
                                                         ============       ============

Transfer from loans to real estate
 acquired in settlement of loans                         $        --        $     79,000
                                                         ------------       ------------
Net change in unrealized (gain) loss on
 securities available for sale, net of
 deferred taxes (credits)                                $    117,000       $     81,000
                                                         ------------       ------------
Loans originated to finance the sale of
 real estate acquired in settlement of loans             $        --        $     89,000
                                                         ------------       ------------

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1.     NATURE OF BUSINESS

South Street Financial Corp. (the "Company") was incorporated under the laws of the State of North Carolina for the purpose of becoming the holding company for Home Savings of Albemarle, S.S.B. (the "Bank" or "Home Savings") in connection with the Bank's conversion from a North Carolina chartered mutual savings bank to a North Carolina chartered stock savings bank on October 2, 1996, pursuant to its Plan of Conversion. A subscription and community offering of the Company's shares closed on October 2, 1996, at which time the Company acquired all of the shares of the Bank and commenced operations.

NOTE 2.     BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Home Savings, although the Company did not own any shares of the Bank and had no assets, liabilities, equity or operations at any date prior to October 2, 1996. Therefore, although certain financial statements presented in this Form 10-Q include periods prior to October 2, 1996, such statements for all periods prior to October 2, 1996 include only the accounts and operations of Home Savings. The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1997.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 1996 Home Savings financial statements.

NOTE 3.     PLAN OF CONVERSION


On October 2, 1996, pursuant to a Plan of Conversion which was approved by its members and regulators, Home Savings converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"), and became a wholly-owned subsidiary of South Street Financial Corp. The Company was formed to acquire all of the common stock of the Bank upon its conversion to stock form. The Company has no operations and conducts no business of its own other than owning Home Savings, investing its portion of the net proceeds received in the Conversion, and lending funds to the Employee Stock Ownership Plan (the "ESOP") which was formed in connection with the Conversion. The closing of the offering occurred on October 2, 1996 and resulted in a stock issuance of 4,496,500 shares of common stock at a price of $10.00 per share for proceeds of $43,661,000 (including $4,528,000 in shares purchased by the ESOP and net of $1,304,000 in conversion costs). The Company transferred $19,567,000 of the net proceeds to Home Savings for purchase of all of the capital stock of the Bank.

SOUTH STREET FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3.     PLAN OF CONVERSION ( CONTINUED)


Concurrent with the Conversion, the Bank established a liquidation account in an amount equal to its net worth as reflected in its latest statement of financial condition contained in the definition prospectus used in connection with the Company's initial public offering. The liquidation account will be maintained for the benefit of eligible deposit account holders and supplemental eligible deposit account holders that continue to maintain their deposit accounts in the Bank after conversion. Only in the event of a complete liquidation will eligible deposit account holders and supplemental eligible deposit account holders be entitled to receive a liquidation distribution from the liquidation account in the amount of the then-current adjusted sub account balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by the Bank subsequent to the conversion cannot be paid from this liquidation account.

The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account. In addition, as a North Carolina-chartered stock savings bank, Home Savings may not declare or pay a cash dividend on, or repurchase any of its capital stock if the effect of such transaction would be to reduce the net worth of Home Savings to an amount which is less than the minimum amount required by applicable federal and state regulations. For a period of five years after its conversion from mutual to stock form, Home Savings must obtain a written approval from the Administrator of the North Carolina Savings Institutions Division before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) Home Savings net income for the most recent fiscal year end, or
(ii) the average of Home Saving's net income after dividends for the most recent year end and not more than two of the immediately preceding fiscal year ends.

NOTE 4.     EARNINGS PER SHARE


The Company's earnings per share for the three month period ended December 31, 1996 is based on 4,145,773 shares assumed to be outstanding for the period. Earnings per share has been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans." Earnings per share for the three month period ended December 31, 1996 is reported based upon the assumption that such shares had been outstanding from the beginning of the three month period. Earnings per share for the three month period ended December 31, 1995 have not been presented in the consolidated statements of income because the Bank had not converted to stock form and the Company had not completed its stock offering at any time during that period.

NOTE 5.     DIVIDENDS DECLARED


On January 13, 1997, the Board of Directors of South Street Financial Corp. declared a dividend of $ .08 a share for stockholders of record as of January 24, 1997 and payable on February 7, 1997. In addition, on January 13, 1997, the Board of Directors of Home Savings declared an upstream dividend of $194,373 to South Street Financial Corp., which was paid on February 3, 1997.

SOUTH STREET FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 6.     ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank ("FHLB") at December 31 consist of the following:

Advances due FHLB, interest at 5.69%, due December, 1997        $  10,000,000
Advances due FHLB, interest at 5.98%, due June, 1998               15,000,000
                                                                --------------
                                                                $  25,000,000
                                                                ==============

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996 AND SEPTEMBER 30, 1996:

Total assets increased by $10.6 million or 4.8%, to $228.6 million at December 31, 1996 from $218.0 million at September 30, 1996. The increase in assets was attributable to the proceeds received from advances from Federal Home Loan Bank of $25.0 million which was used to fund additional security purchases and a return of $11.6 million in stock offering deposits to subscribers due to an oversubscription. On October 2, 1996, the Company issued 4,496,500 shares of common stock and received $43.7 million which represented the actual net proceeds from the offering (including $4.6 million in shares purchased by the ESOP). The majority of the decrease in deposits of $52.3 million or 27.1% between September 30, 1996 and December 31, 1996 is due to recording $43.7 million in additional paid-in capital upon closing the offering. Net cash and short-term cash investments decreased by $49.2 million or 79.2% to $12.9 million at December 31, 1996 from $62.1 million at September 30, 1996. This decrease was attributable to reinvestment of the cash received from the stock offering in higher rate longer term investment securities.

Net loans receivable increased by $1.1 million or 1.0% to $110.9 million at December 31, 1996 from $109.8 million at September 30, 1996. Such loan growth has been typical for the Bank, which operates in a lending market that has sustained stable loan demand over the past several years. Investment securities held to maturity increased $19.1 million or 347.7%, to $24.6 million at December 31, 1996 from $5.5 million at September 30, 1996. Likewise, investment securities classified as available for sale increased $40.5 million or 116.5%, to $75.3 million at December 31, 1996 from $34.8 million at September 30, 1996. The Company has reinvested proceeds from the stock offering which it had been holding in short term interest-bearing deposits into U.S. government and mortgage backed securities. The Bank had borrowings of $25 million outstanding at the end of the three month period ended December 31, 1996. No borrowings were outstanding at September 30, 1996. The borrowings were made in order to finance the purchase of investment securities which management has determined will provide a profitable return. The Bank has guaranteed the repayment of the ESOP's note payable to the Company which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company. The Company's note receivable from the ESOP totaling $4.4 million, which includes a $100,000 principal repayment during the quarter ended December 31, 1996, is reported as a reduction of stockholders' equity. Retained earnings increased by $631,000 to $21.5 million at December 31, 1996, which is attributable to the Company's consolidated earnings during the three months ended December 31, 1996.

At December 31, 1996, the Company's stockholders' equity amounted to $60.8 million, which as a percentage of total assets was 26.6%. As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies. The Bank's stand-alone equity was $40.9 million at December 31, 1996 and was substantially in excess of all such capital requirements.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was .80% and .60% at December 31, 1996 and September 30, 1996, respectively. During the three month periods ended December 31, 1996 and 1995, the Bank's level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding, and the Bank's charge-offs of loans was minimal. Management determined based on their analysis that no loan loss provisions were necessary during the first quarters of fiscal 1997 or 1996.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995:

GENERAL. Net income for the three month period ended December 31, 1996 was $631,000, or $327,000 more than the $304,000 earned during the same period in 1995. As discussed below, the increase in net income was primarily attributable to increases in net interest income for the three month period ended December 31, 1996 as compared to the same period in 1995.

INTEREST INCOME. Interest income increased by $699,000 from $3.2 million for the three months ended December 31, 1995 to $3.9 million for the three months ended December 31, 1996. These increases were attributable in part to a slight overall increase in market interest rates but were principally affected by a change in the volume of interest-earning assets outstanding. Due primarily to an infusion of cash received in the stock offering, interest-earning assets amounted to $222.8 million at December 31, 1996 as compared to $158.4 million at December 31, 1995.

INTEREST EXPENSE. Interest expense on deposits and borrowed funds increased by $26,000 from $1.91 million for the three months ended December 31, 1995 to $1.94 million for the three months ended December 31, 1996. The increase was primarily due to an increase in the volume of interest-bearing deposits and borrowed funds for the quarter ended December 31, 1996 compared to the same period in 1995. Home Savings prices its deposits to be at or near the top of the market because of its dependence on the local market for funds availability. Interest expense incurred from the Federal Home Loan Bank advances amounted to $65,000 for the quarter ended December 31, 1996 compared to none for the quarter ended December 31, 1995.

NET INTEREST INCOME. Net interest income increased by $673,000 from $1.2 million for the three months ended December 31, 1995 to $1.9 million for the three months ended December 31, 1996. These increases resulted from the combination of an increase in the volume of interest-earning assets in excess of an increase in the volume of interest-bearing liabilities during a period of steady to slightly decreasing interest rate spreads. The Bank's interest rate spread decreased primarily because its deposits were more rate sensitive than its interest earning assets, while overall market interest rates were higher during the three month period ended December 31, 1996 as compared to the same period in 1995. The purchase of government obligations with the Federal Home Loan Bank advances provided net interest income of approximately $90,000 for the quarter ended December 31, 1996.

PROVISION FOR LOAN LOSSES. There were no provisions for loan losses charged to income during the three months ended December 31, 1996 and 1995. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Bank's charge-offs of loans during either of the three month periods ended December 31, 1996 and 1995 was minimal.

At December 31, 1996, the Bank's level of general valuation allowances for loan losses amounted to $429,000, which management believes is adequate to absorb potential losses in its loan portfolio.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------

NONINTEREST INCOME. Noninterest income decreased by $22,000 from $49,000 for the three month period ended December 31, 1995 to $27,000 for the three month period ended December 31, 1996. This decrease was attributable to a decrease in service charges during the three months ended December 31, 1996 as compared to the same period in 1995.

NONINTEREST EXPENSE. Noninterest expense increased by $172,000 to $986,000 for the three month period ended December 31, 1996 from $814,000 for the comparable quarter in 1995. The increase in noninterest expense is principally due to an increase in benefits expense associated with the establishment of an ESOP as discussed below. ESOP expense amounted to $168,000 for the three months ended December 31, 1996.

As a part of the conversion, the Company established an ESOP that acquired a total of 359,720 shares of the stock offered in the conversion with funds provided in the form of a loan from the Company. The loan is expected to be repaid over a fifteen year period with funds provided by the Bank sufficient to amortize the debt. The expense associated with the ESOP is reported in accordance with SOP 93-6 "Employers' Accounting for Employee Stock Ownership Plans."

CAPITAL RESOURCES AND LIQUIDITY:

The term "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, through the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter term interest-earning deposits.

During the three month period ended December 31, 1996, cash and cash equivalents, a significant source of liquidity, decreased by approximately $49.2 million. This decrease is a direct result of the Company's stock offering which closed on October 2, 1996. Cash flow resulting from internal operating activities provided for a decrease of $766,000 in cash during the three month period ended December 31, 1996. Financing activities, principally net proceeds from the stock offering of $43.7 million and proceeds of $25.0 million from Federal Home Loan Bank borrowings reduced by deposit outflows of $52.2 million provided an additional $12.1 million. A portion of the funding generated by financing activities provided cash for loan originations and purchases of investment securities for a total of $60.5 million.

As a state chartered stock savings bank, Home Savings must meet certain liquidity requirements which are established by the Administrator. Home's liquidity ratio at December 31, 1996, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, Home Savings believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

The FDIC requires Home Savings to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders' equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process.
For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. Home Savings complied with all of the capital requirements of both the FDIC and the Administrator at December 31, 1996.

The consolidated financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Company are primarily monetary in nature and changes in interest rates have a greater impact on the Company's performance than do the effect of inflation.

Part II.  OTHER INFORMATION

       Item 1.  Legal Proceedings

                The Company is not engaged in any legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.

       Item 2.  Changes in Securities

                Not applicable

       Item 3.  Defaults Upon Senior Securities

                Not applicable

       Item 4.  Submission of Matters to a Vote of Security Holders

                There has been no submission of matters to a vote of shareholders during the quarter ended December 31, 1996.

       Item 5.  Other Information

                Not applicable

       Item 6.  Exhibits and Reports on Form 8-K

                (a)      Exhibits

                         Exhibit (27) Financial Data Schedule

                (b)      Reports on Form 8-K

                         On October 17, 1996, the Company filed a Form 8-K with the SEC announcing the conversion of Home Savings and the acceptance of subscriptions for 4,496,500 shares of the Company's common stock in its initial public offering. The financial statements as of June 30, 1996 of Home Savings including Management's Discussion and Analysis of Financial Condition and Results of Operations were included in the Form 8-K.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SOUTH STREET FINANCIAL CORP.

    Dated ------------------              By: /s/ Carl M. Hill
                                              ----------------
                                              Carl M. Hill

                                          President and Chief Executive Officer

    Dated ------------------              By: /s/ Christopher F. Cranford
                                              ---------------------------
                                              Christopher F. Cranford

                                          Treasurer and Controller