Form 10-Q
period 1997-03-31
SOUTH STREET FINANCIAL CORP
filed 1997-05-08
CIK 1014964

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    March 31, 1997
                                                                  Or
  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from__________ to____________________

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

                                       N/A
                                       ---
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ---      ---

As of April 25, 1997 there were issued and outstanding 4,496,500 shares of the Registrant's common stock, no par value.

                   SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


                                      INDEX

   PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

         Consolidated  statements  of  financial  condition  at March 31,  1997                       1
         (Unaudited)  and  September 30, 1996

         Consolidated statements of income for the three months ended                                 2
         March 31, 1997 and 1996 (Unaudited)

         Consolidated statements of income for the six months ended                                   3
         March 31, 1997 and 1996 (Unaudited)

         Consolidated statements of cash flows for the six months
         ended March 31, 1997 and 1996 (Unaudited)                                                  4-5


         Notes to consolidated financial statements (Unaudited)                                     6-8




Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                          9-13


 PART II - OTHER INFORMATION

       Item 1.  Legal Proceedings                                                                    14

       Item 2.  Changes in Securities                                                                14

       Item 3.  Defaults upon Senior Securities                                                      14

       Item 4.  Submission of Matters to a Vote of Security Holders                                  14

       Item 5.  Other Information                                                                    14

       Item 6.  Exhibits and Reports on Form 8-K                                                     14

       Signatures                                                                                    15

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 1997 and September 30, 1996



                                                                                       March 31,            September 30,
ASSETS                                                                                   1997                   1996
----------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)             (Note)*
Cash and cash equivalents:
     Noninterest-bearing deposits                                             $            2,498,000   $          2,787,000
     Interest-bearing deposits                                                             8,982,000             59,348,000
Securities held to maturity                                                               23,669,000              5,496,000
Securities available for sale                                                             86,456,000             34,784,000
Federal Home Loan Bank stock                                                               2,705,000              1,346,000
Loans receivable, net                                                                    110,692,000            109,858,000
Real estate acquired in settlement of loans                                                   18,000                 18,000
Accrued interest receivable                                                                2,261,000              1,165,000
Office properties and equipment, net                                                       1,196,000              1,238,000
Prepaid expenses and other assets                                                            314,000              1,914,000
                                                                              ----------------------------------------------
                     Total assets                                             $          238,791,000   $        217,954,000
                                                                              ==============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Liabilities:
    Deposits                                                                  $          141,030,000   $        146,398,000
    Deposits, stock offering                                                                  -                  46,601,000
    Special SAIF Assessment                                                                   -                     838,000
    Advance payments by borrowers for taxes and insurance                                    351,000                115,000
    Accounts payable and other liabilities                                                 1,440,000              2,148,000
    Advances from Federal Home Loan Bank                                                  35,000,000                 -
    Checks outstanding on disbursement account                                               623,000                987,000
                                                                              ----------------------------------------------
                     Total liabilities                                                   178,444,000            197,087,000
                                                                              ----------------------------------------------
Stockholders' equity:
     Preferred stock, no par value, authorized 5,000,000 shares;
         no shares issued                                                                    -                       -
     Common stock, no par value, authorized 20,000,000 shares;
         issued 4,496,500 shares March 31, 1997 and no shares
         September 30, 1996                                                                  -                       -
     Additional paid-in capital                                                           43,645,000                 -
     Unrealized gain (loss) on securities available for
         sale, net of tax                                                                  (417,000)               (35,000)
     Note receivable, ESOP                                                               (4,399,000)                 -
     Retained earnings, substantially restricted                                          21,518,000             20,902,000
                                                                              ----------------------------------------------
                     Total stockholders' equity                                           60,347,000             20,867,000
                                                                              ----------------------------------------------
                     Total liabilities and stockholders' equity               $          238,791,000   $        217,954,000
                                                                              ==============================================

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

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 1997 and 1996

                                                                                 1997                  1996
--------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Interest income:
   Loans                                                                $       2,454,000           $     2,415,000
   Mortgage-backed certificates                                                   522,000                   108,000
   Securities                                                                   1,191,000                   460,000
   Other interest-bearing deposits                                                102,000                   199,000
                                                                        --------------------------------------------
                                                                                4,269,000                 3,182,000
Interest expense on deposits and borrowed funds                                 2,187,000                 1,923,000
                                                                        --------------------------------------------
       Net interest income                                                      2,082,000                 1,259,000
Provision for loan losses                                                            -                      300,000

                                                                        --------------------------------------------
       Net interest income after provision for loan losses                      2,082,000                   959,000
                                                                        --------------------------------------------
Noninterest income, other                                                          30,000                    29,000
                                                                        --------------------------------------------


Noninterest expenses:
   Compensation and benefits                                                      661,000                   489,000
   Net occupancy                                                                   51,000                    74,000
   Federal insurance premium expenses                                              25,000                    78,000
   Data processing                                                                 56,000                    55,000
   Other                                                                          157,000                   284,000
                                                                        --------------------------------------------
                                                                                  950,000                   980,000
                                                                        --------------------------------------------
       Income before income taxes                                               1,162,000                     8,000
Income taxes                                                                      433,000                     3,000
                                                                        --------------------------------------------

       Net Income                                                       $         729,000           $         5,000
                                                                        ============================================



Primary earnings per share                                              $            0.17           $        n/a
                                                                        ============================================

Dividends declared per share                                            $            0.10           $        n/a
                                                                        ============================================

Average number of common shares outstanding                             $       4,149,876                    n/a
                                                                        ============================================


See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended March 31, 1997 and 1996



                                                                                1997                  1996
-------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Interest income:
    Loans                                                              $           4,930,000        $    4,844,000
   Mortgage-backed certificates                                                      718,000               196,000
   Securities                                                                      2,051,000               938,000
   Other interest-bearing deposits                                                   423,000               373,000
                                                                       --------------------------------------------
                                                                                   8,122,000             6,351,000
Interest expense on deposits and borrowed funds                                    4,123,000             3,831,000
                                                                       --------------------------------------------
       Net interest income                                                         3,999,000             2,520,000
Provision for loan losses                                                             -                    300,000
                                                                       --------------------------------------------
       Net interest income after provision for loan losses                         3,999,000             2,220,000
                                                                       --------------------------------------------
Noninterest income, other                                                             58,000                62,000
                                                                       --------------------------------------------


Noninterest expenses:
   Compensation and benefits                                                       1,315,000               943,000
   Net occupancy                                                                     139,000               140,000
   Federal insurance premium expenses                                                 25,000               155,000
   Data processing                                                                   111,000               106,000
   Other                                                                             346,000               450,000
                                                                       --------------------------------------------
                                                                                   1,936,000             1,794,000
                                                                       --------------------------------------------
       Income before income taxes                                                  2,121,000               488,000
Income taxes                                                                         761,000               189,000
                                                                       --------------------------------------------

       Net Income                                                      $           1,360,000        $      299,000
                                                                       ============================================



Primary earnings per share                                             $                0.32        $       n/a
                                                                       ============================================

Dividends declared per share                                           $                0.10        $       n/a
                                                                       ============================================


Average number of common shares outstanding                                        4,149,876                n/a
                                                                       ============================================


See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 1997 and 1996


                                                                                        1997                  1996
---------------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)
Cash Flows from Operating Activities
   Net income                                                                   $          1,360,000   $           299,000
   Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Provision for loan losses                                                               -                   300,000
      Net accretion of premiums and discounts on securities                                  (8,000)              (14,000)
      Amortization of deferred loan fees                                                    (33,000)              (68,000)
      Gain on sale of real estate acquired in settlement of loans                              -                  (12,000)
      Gain on sale of fixed assets                                                           (4,000)                 -
      Provision for depreciation                                                              56,000                50,000
      Deferred Income Taxes                                                                (256,000)             (172,000)
      (Increase) Decrease in  assets:
           Accrued interest receivable                                                   (1,096,000)               (1,000)
           Prepaid and other assets                                                        1,600,000             (148,000)
           Income tax refund receivable                                                       -                     48,000
    Increase (Decrease) in liabilities:
           Accounts payable and other liabilities                                        (1,960,000)                75,000
           Interest payable                                                                   82,000                27,000
           Checks outstanding on disbursement accounts                                     (364,000)                74,000
                                                                               --------------------------------------------
                Net cash provided by (used in) operating activities                        (623,000)               458,000
                                                                               --------------------------------------------



Cash Flows from Investing Activities
    Purchases of securities held to maturity                                            (19,307,000)           (1,954,000)
    Purchases of securities available for sale                                          (56,264,000)           (8,916,000)
    Purchase of FHLB stock                                                               (1,359,000)                 -
    Proceeds from maturities and recalls of securities available
                     for sale                                                              4,000,000             9,960,000
    Principal collected on securities held to maturity                                     1,596,000               493,000
    Loan originations and principal payments on loans, net                                 (796,000)             1,673,000
    Purchase of office properties and equipment                                             (33,000)               (4,000)
    Proceeds from sale of fixed assets                                                        30,000                 -
    Proceeds from sale of foreclosed real estate                                              -                     56,000
                                                                               --------------------------------------------
              Net cash provided by (used in) investing activities                       (72,133,000)             1,308,000
                                                                               --------------------------------------------
                                                          (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 1997 and 1996



                                                                                       1997                 1996
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net increase (decrease) in deposits                                       $        (52,051,000)    $       6,608,000
    Net increase (decrease) in advance payments by borrowers for
           taxes and insurance                                                              236,000              208,000
    Proceeds received from issuance of common stock
           net of stock issuance costs incurred                                          43,645,000               -
    Principal receipts for ESOP debt                                                        129,000               -
    Note receivable originated to ESOP                                                  (4,528,000)               -
    Dividends paid to stockholders                                                        (330,000)               -
    Proceeds from Federal Home Loan Bank borrowings                                      35,000,000               -
                                                                              -------------------------------------------
           Net cash provided by financing activities                                     22,101,000            6,816,000
                                                                              -------------------------------------------

           Increase (decrease) in cash and cash equivalents                            (50,655,000)            8,582,000
Cash and cash equivalents:
    Beginning                                                                            62,135,000           11,494,000
                                                                              -------------------------------------------
    Ending                                                                    $          11,480,000    $      20,076,000
                                                                              ===========================================

Supplemental Disclosures of Cash Flow Information
    Cash and cash equivalents:
           Cash and short-term investments:
                     Noninterest-bearing                                      $           2,498,000    $       8,145,000
                     Interest-bearing                                                     8,982,000           11,931,000
                                                                              -------------------------------------------
                                                                              $          11,480,000    $      20,076,000
                                                                              ===========================================


Transfer from loans to real estate acquired in settlement of loans            $              -         $          89,000
                                                                              ===========================================

Net change in unrealized (gain) loss on securities available for sale,
           net of deferred taxes (credits)                                    $           (382,000)    $         (5 ,000)
                                                                              ===========================================

Loans originated to finance the sale of real estate
           acquired in settlement of loans                                    $              -         $         107,000
                                                                              ===========================================

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

Note 2.    Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Home Savings, although the Company did not own any shares of the Bank and had no assets, liabilities, equity or operations at any date prior to October 2, 1996. Therefore, although certain financial statements presented in this Form 10-Q include periods prior to October 2, 1996, such statements for all periods prior to October 2, 1996 include only the accounts and operations of Home Savings. The results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1997.

The accounting policies of the Company followed are as set forth in Note 1 of the Notes to Financial Statements in the 1996 Home Savings financial statements.

Note 3.  Plan of Conversion

On October 2, 1996, pursuant to a Plan of Conversion which was approved by its members and regulators, Home Savings converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"), and became a wholly-owned subsidiary of South Street Financial Corp. The Company was formed to acquire all of the common stock of the Bank upon its conversion to stock form. The Company has no operations and conducts no business of its own other than owning Home Savings, investing its portion of the net proceeds received in the Conversion, and lending funds to the Employee Stock Ownership Plan (the "ESOP") which was formed in connection with the Conversion. The closing of the offering occurred on October 2, 1996 and resulted in a stock issuance of 4,496,500 shares of common stock at a price of $10.00 per share for proceeds of $43,661,000 (including $4,528,000 in shares purchased by the ESOP and net of $1,320,000 in conversion costs). The Company transferred $19,558,000 of the net proceeds to Home Savings for purchase of all of the capital stock of the Bank.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 3.     Plan of Conversion (Continued)

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

Note 4.   Earnings Per Share

The Company's earnings per share for the three and six month periods ended March 31, 1997 is based on 4,149,876 shares assumed to be outstanding for the period. Earnings per share has been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans." Earnings per share for the six month period ended March 31, 1997 is reported based upon the assumption that such shares had been outstanding from the beginning of the six month period. Earnings per share for the six month period ended March 31, 1996 have not been presented in the consolidated statements of income because the Bank had not converted to stock form and the Company had not completed its stock offering at any time during that period.

Note 5.   Dividends Declared

On March 10, 1997, the Board of Directors of South Street Financial Corp. declared a dividend of $ .10 a share for stockholders of record as of March 21, 1997 and payable on April 4, 1997. In addition, on March 10, 1997, the Board of Directors of Home Savings declared an upstream dividend of $224,650 to South Street Financial Corp., which was paid on April 1, 1997.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 6.      Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank ("FHLB") at March 31, 1997 consist of the following:

Advances due FHLB, interest at 5.69%, due December, 1997                                       $          10,000,000
Advances due FHLB, interest at 5.98%, due June, 1998                                                      15,000,000
Advances due FHLB, interest at 6.05%, due March 18, 1998                                                   6,000,000
Advances due FHLB, interest at 5.73%, due July 18, 1997                                                    4,000,000
                                                                                                  ===================
                                                                                               $          35,000,000
                                                                                               ======================

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION


Comparison of Financial Condition at March 31, 1997 and September 30, 1996:

This Form 10Q contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Bank that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in general and local market conditions, legislative and regulatory conditions and an adverse interest rate environment.

Total assets increased by $20.8 million or 9.6%, to $238.8 million at March 31, 1997 from $218.0 million at September 30, 1996. The increase in assets was attributable to the difference between the proceeds received from advances from Federal Home Loan Bank of $35.0 million which was used to fund additional security purchases and a return of $11.6 million in stock offering deposits to subscribers due to an oversubscription. On October 2, 1996, the Company issued 4,496,500 shares of common stock and received $43.7 million which represented the actual net proceeds from the offering (including $4.6 million in shares purchased by the ESOP). The majority of the decrease in deposits of $52.0 million or 26.9% between September 30, 1996 and March 31, 1997 is due to recording $43.7 million in additional paid-in capital upon closing the offering. Net cash and short-term cash investments decreased by $50.1 million or 81.5% to $11.4 million at March 31, 1997 from $62.1 million at September 30, 1996. This decrease was attributable to reinvestment of the cash received from the stock offering in higher rate longer term investment securities.

Net loans receivable increased by $834,000 or 1.0% to $110.7 million at March 31, 1997 from $109.8 million at September 30, 1996. Such loan growth has been typical for the Bank, which operates in a lending market that has sustained stable loan demand over the past several years. Investment securities held to maturity increased $18.1 million or 330.6%, to $23.7 million at March 31, 1997 from $5.5 million at September 30, 1996. Likewise, investment securities classified as available for sale increased $51.6 million or 148.5%, to $86.4 million at March 31, 1997 from $34.8 million at September 30, 1996. The Company invested the proceeds from the stock offering into U.S. government and mortgage-backed securities. The Bank had borrowings of $35 million outstanding at the end of the six month period ended March 31, 1997. No borrowings were outstanding at September 30, 1996. The borrowings were used to finance the purchase of investment securities which management has determined will provide a profitable return. The Bank has guaranteed the repayment of the ESOP's note payable to the Company which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company. The Company's note receivable from the ESOP totaling $4.4 million, net of $128,875 principal repayment made during the six months ended March 31, 1997, is reported as a reduction of stockholders' equity. Retained earnings increased by $616,000 to $21.5 million at March 31, 1997, which is attributable to the Company's consolidated earnings during the six months ended March 31, 1997, less dividends paid on February 7, 1997 in the amount of $330,000 and less dividends accrued at March 31, 1997 in the amount of $414,000.

At March 31, 1997, the Company's stockholders' equity amounted to $60.3 million, or 25.3% of total assets. As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies. The Bank's stand-alone equity was $40.9 million at March 31, 1997 and was substantially in excess of all such capital requirements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION


Comparison of Financial Condition at March 31, 1997 and September 30, 1996:
(Continued)

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was .80% and .60% at March 31, 1997 and September 30, 1996, respectively. During the three month periods ended March 31, 1997 and 1996, the Bank's level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding, and the Bank's charge-offs of loans was minimal. Management determined based on their analysis that no loan loss provisions were necessary during the first two quarters of fiscal 1997.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION


Comparison of Operating Results for the Three and Six Months Ended March 31, 1997 and 1996:

General. Net income for the three month and six month periods ended March 31, 1997 was $729,000 and $1.3 million, respectively, or $724,000 and $1.0 million more than the $5,000 and $299,000 earned during the same period in 1996. As discussed below, the increase in net income was primarily attributable to increases in net interest income for the three and six month periods ended March 31, 1997 as compared to the same period in 1996.

Interest income. Interest income increased by $1.1 million from $3.1 million for the three months ended March 31, 1996 to $4.2 million for the three months ended March 31, 1997. Interest income increased by $1.8 million from $6.3 million for the six months ended March 31, 1996 to $8.1 million for the six months ended March 31, 1997. These increases were attributable in part to a slight overall increase in market interest rates but were principally affected by a change in the volume of interest-earning assets outstanding. Due primarily to an infusion of cash received in the stock offering, interest-earning assets amounted to $232.5 million at March 31, 1997 as compared to $155.9 million at March 31, 1996.

Interest Expense. Interest expense on deposits and borrowed funds increased by $264,000 from $1.92 million for the three months ended March 31, 1996 to $2.18 million for the three months ended March 31, 1997. Interest expense on deposits and borrowed funds increased by $292,000 from $3.83 million for the six months ended March 31, 1996 to $4.12 million for the six months ended March 31, 1997. The increase was primarily due to an increase in the volume of interest-bearing deposits and borrowed funds for the six months ended March 31, 1997 compared to the same period in 1996. Home Savings prices its deposits to be at or near the top of the market because of its dependence on the local market for funds availability. Interest expense incurred from the Federal Home Loan Bank advances amounted to $386,000 for the quarter ended March 31, 1997 compared to none for the quarter ended March 31, 1996.

Net interest income. Net interest income increased by $823,000 from $1.3 million for the three months ended March 31, 1996 to $2.1 million for the three months ended March 31, 1997. Net interest income increased by $1.5 million from $2.5 million for the six months ended March 31, 1996 to $4.0 million for the six months ended March 31, 1997. These increases resulted from the combination of an increase in the volume of interest-earning assets in excess of an increase in the volume of interest-bearing liabilities during a period of steady to slightly decreasing interest rate spreads. The Bank's interest rate spread decreased primarily because its deposits were more rate sensitive than its interest earning assets, while overall market interest rates were higher during the three month period ended March 31, 1997 as compared to the same period in 1996. The purchase of government obligations with the Federal Home Loan Bank advances provided net interest income of approximately $37,000 for the six months ended March 31, 1997.

Provision for loan losses. There were no provisions for loan losses charged to income during the three and six months ended March 31, 1997. A provision for loan losses of $300,000 was charged to income during the three and six months ended March 31, 1996. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION


Provision for loan losses. (Continued)
Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Bank's charge-offs of loans during either of the three and six month periods ended March 31, 1997 and 1996 was minimal.

At March 31, 1997, the Bank's level of general valuation allowances for loan losses amounted to $428,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest income. Noninterest income increased by $1,000 from $29,000 for the three month period ended March 31, 1996 to $30,000 for the three month period ended March 31, 1997. This increase was attributable to an increase in various small items during the three months ended March 31, 1997 as compared to the same period in 1996. Noninterest income decreased by $4,000 from $62,000 for the six month period ended March 31, 1996 to $58,000 for the six month period ended March 31, 1997.

Noninterest expense. Noninterest expense decreased by $30,000 from $980,000 for the three month period ended March 31, 1996 to $950,000 for the three month period ended March 31, 1997. The decrease in noninterest expense is principally due to a decrease in legal expense associated with the stock conversion. For the six month period ended March 31, 1997, noninterest expense increased by $142,000 to $1.9 million from $1.8 million for the six month period ended March 31, 1996. The increase in noninterest expense is principally due to an increase in benefits expense associated with the establishment of an ESOP as discussed below.

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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION


Capital Resources and Liquidity (Continued)

During the six month period ended March 31, 1997, cash and cash equivalents, a significant source of liquidity, decreased by approximately $50.6 million. This decrease is a direct result of the Company's stock offering which closed on October 2, 1996. Cash flow resulting from internal operating activities provided for a decrease of $623,000 in cash during the three month period ended March 31, 1997. Financing activities, principally net proceeds from the stock offering of $43.7 million and proceeds of $35.0 million from Federal Home Loan Bank borrowings reduced by deposit outflows of $52.0 million provided an additional $22.1 million. A portion of the funding generated by investing activities provided cash for loan originations and purchases of investment securities for a total of $72.1 million.

As a state chartered stock savings bank, Home Savings must meet certain liquidity requirements which are established by the Administrator. Home's liquidity ratio at March 31, 1997, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, Home Savings believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires Home Savings to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders' equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. Home Savings complied with all of the capital requirements of both the FDIC and the Administrator at March 31, 1997.

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

                     Not applicable

          Item 3.    Defaults Upon Senior Securities

                     Not applicable

          Item 4.    Submission of Matters to a Vote of Security Holders

                     The Annual Meeting of the stockholders was held on February 18, 1997. The purpose of this meeting was to elect directors for the Company for one-year terms and to ratify the selection of McGladrey & Pullen, LLP as the independent auditor for the Company for the fiscal year ending September 30, 1997.

          Item 5.    Other Information

                     Not applicable

          Item 6.    Exhibits and Reports on Form 8-K

                     (a)   Exhibits

                           Exhibit (27) Financial Data Schedule

                     (b)   Reports on Form 8-K

                           Not applicable

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           South Street Financial Corp.

           Dated     5/7/97                By:    /s/ Carl M. Hill
                -----------------                -----------------
                                                 Carl M. Hill
                                           President and Chief Executive Officer

           Dated     5/7/97                By:    /s/ Christopher F. Cranford
                -----------------                ----------------------------
                                                 Christopher F. Cranford
                                           Treasurer and Controller