Form 10-Q
period 1997-06-30
SOUTH STREET FINANCIAL CORP
filed 1997-08-08
CIK 1014964

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the quarterly period ended    June 30, 1997
                                    ----------------
                                      Or
 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                    ---------------------    -------------------

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

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                       ---------    --------

As of July 25, 1997 there were issued and outstanding 4,496,500 shares of the Registrant's common stock, no par value.

                  SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


                                     INDEX


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated statements of financial condition at June 30, 1997
     (Unaudited) and September 30, 1996                                        1


     Consolidated statements of income for the three months ended
     June 30, 1997 and 1996 (Unaudited)                                        2


     Consolidated statements of income for the nine months ended
     June 30, 1997 and 1996 (Unaudited)                                        3

     Consolidated statements of cash flows for the nine months
     ended June 30, 1997 and 1996 (Unaudited)                                4-5

     Notes to consolidated financial statements (Unaudited)                  6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9-13


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  14

  Item 2.  Changes in Securities                                              14

  Item 3.  Defaults upon Senior Securities                                    14

  Item 4.  Submission of Matters to a Vote of Security Holders                14

  Item 5.  Other Information                                                  14

  Item 6.  Exhibits and Reports on Form 8-K                                   14

  Signatures                                                                  15

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 1997 and September 30, 1996



                                               June 30,       September 30,
ASSETS                                           1997              1996
---------------------------------------------------------------------------
                                             (Unaudited)         (Note)*
Cash and cash equivalents:
  Noninterest-bearing deposits            $    2,831,000   $      2,787,000
  Interest-bearing deposits                   14,730,000         59,348,000
Securities held to maturity                   22,599,000          5,496,000
Securities available for sale                 84,866,000         34,784,000
Federal Home Loan Bank stock                   2,250,000          1,346,000
Loans receivable, net                        110,491,000        109,858,000
Real estate acquired in settlement of
 loans                                            18,000             18,000
Accrued interest receivable                    2,109,000          1,165,000
Office properties and equipment, net           1,179,000          1,238,000
Prepaid expenses and other assets                671,000          1,914,000
                                           --------------------------------
    Total assets                          $  241,744,000   $    217,954,000
                                          =================================


LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------
Liabilities:
 Deposits                                 $  142,252,000   $    146,398,000
 Deposits, stock offering                              -         46,601,000
 Special SAIF Assessment                               -            838,000
 Advance payments by borrowers for
  taxes and insurance                            452,000            115,000
 Accounts payable and other liabilities        2,340,000          2,148,000
 Advances from Federal Home Loan Bank         35,000,000                  -
 Checks outstanding on disbursement
  account                                        665,000            987,000
                                          ---------------------------------
    Total liabilities                        180,709,000        197,087,000
                                          ---------------------------------
Stockholders' equity:
  Preferred stock, no par value,
   authorized 5,000,000 shares;
   no shares issued                                    -                  -
  Common stock, no par value,
   authorized 20,000,000 shares;
   issued 4,496,500 shares June 30,
   1997 and no shares September 30, 1996               -                  -
  Additional paid-in capital                  43,700,000                  -
  Unrealized gain (loss) on securities
   available for sale, net of tax               (115,000)           (35,000)
  Note receivable, ESOP                       (4,363,000)                 -
  Retained earnings, substantially
   restricted                                 21,813,000         20,902,000
                                          ---------------------------------
    Total stockholders' equity                61,035,000         20,867,000
                                          ---------------------------------
    Total liabilities and stockholders'
     equity                               $  241,744,000   $    217,954,000
                                          =================================

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

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 1997 and 1996


                                              1997          1996
--------------------------------------------------------------------
                                                 (Unaudited)
Interest income:
 Loans                                    $  2,501,000  $  2,367,000
 Mortgage-backed certificates                  569,000       110,000
 Securities                                  1,298,000       542,000
 Other interest-bearing deposits               109,000       187,000
                                          --------------------------
                                             4,477,000     3,206,000
Interest expense on deposits and
 borrowed funds                              2,465,000     1,926,000
                                          --------------------------
  Net interest income                        2,012,000     1,280,000
Provision for loan losses                            -             -
                                          --------------------------
  Net interest income after provision
   for loan losses                           2,012,000     1,280,000
                                          --------------------------
Noninterest income, other                       28,000        29,000
                                          --------------------------

Noninterest expenses:
 Compensation and benefits                     578,000       488,000
 Net occupancy                                  82,000        72,000
 Federal insurance premium expenses             23,000        81,000
 Data processing                                52,000        51,000
 Other                                         118,000       140,000
                                          --------------------------
                                               853,000       832,000
                                          --------------------------
  Income before income taxes                 1,187,000       477,000
Income taxes                                   443,000       175,000
                                          --------------------------

  Net Income                              $    744,000  $    302,000
                                          ==========================


Primary earnings per share                $       0.18  $     n/a
                                          ==========================

Dividends declared per share              $       0.10  $     n/a
                                          ==========================

Average number of common shares
 outstanding                              $  4,154,369        n/a
                                          ==========================

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended June 30, 1997 and 1996




                                              1997           1996
---------------------------------------------------------------------
                                                  (Unaudited)
Interest income:
 Loans                                    $   7,431,000  $  7,211,000
 Mortgage-backed certificates                 1,287,000       306,000
 Securities                                   3,349,000     1,480,000
 Other interest-bearing deposits                533,000       560,000
                                          ---------------------------
                                             12,600,000     9,557,000
Interest expense on deposits and
 borrowed funds                               6,735,000     5,757,000
                                          ---------------------------
  Net interest income                         5,865,000     3,800,000
Provision for loan losses                             -       300,000
                                          ---------------------------
  Net interest income after provision
   for loan losses                            5,865,000     3,500,000
                                          ---------------------------
Noninterest income, other                        87,000        92,000
                                          ---------------------------

Noninterest expenses:
 Compensation and benefits                    1,758,000     1,439,000
 Net occupancy                                  222,000       215,000
 Federal insurance premium expenses              48,000       236,000
 Data processing                                163,000       157,000
 Other                                          451,000       580,000
                                          ---------------------------
                                              2,642,000     2,627,000
                                          ---------------------------
  Income before income taxes                  3,310,000       965,000
Income taxes                                  1,205,000       364,000
                                          ---------------------------

  Net Income                              $   2,105,000  $    601,000
                                          ===========================


Primary earnings per share                $        0.51  $     n/a
                                          ===========================

Dividends declared per share              $        0.28  $     n/a
                                          ===========================


Average number of common shares
 outstanding                                  4,154,369        n/a
                                          ===========================

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 1997 and 1996



                                               1997             1996
--------------------------------------------------------------------------
                                                    (Unaudited)

Cash Flows from Operating Activities
 Net income                                $   2,105,000    $     601,000
 Adjustments to reconcile net income to
  net cash provided by operating
   activities:
   Provision for loan losses                        -             300,000
   Net accretion of premiums and
    discounts on securities                      (74,000)            -
   Amortization of deferred loan fees             49,000             -
   Gain on sale of real estate acquired
    in settlement of loans                          -              (4,000)
   Gain on sale of fixed assets                   (4,000)            -
   Provision for depreciation                     89,000           75,000
   Deferred Income Taxes                         170,000         (249,000)
   (Increase) Decrease in assets:
     Accrued interest receivable                (944,000)        (144,000)
     Prepaid and other assets                  1,243,000         (176,000)
     Income tax refund receivable                   -             242,000
  Increase (Decrease) in liabilities:
     Accounts payable and other liabilities     (646,000)         323,000
       Interest payable                          104,000           26,000
       Checks outstanding on disbursement
        accounts                                (322,000)         (51,000)
                                           -------------------------------
          Net cash provided by operating
           activities                          1,770,000          943,000
                                           -------------------------------



Cash Flows from Investing Activities
  Purchases of securities held to
   maturity                                  (19,307,000)      (1,961,000)
  Purchases of securities available for
   sale                                      (57,254,000)     (20,000,000)
  Purchase of FHLB stock                        (904,000)            -
  Proceeds from maturities and recalls
   of securities available for sale            7,159,000       15,960,000
  Principal collected on securities
   held to maturity                            2,161,000          753,000
  Loan originations and principal
   payments on loans, net                       (682,000)         559,000
  Purchase of office properties and
   equipment                                     (56,000)         (12,000)
  Proceeds from sale of fixed assets              30,000             -
  Proceeds from sale of foreclosed real
   estate                                           -             107,000
                                           -------------------------------
        Net cash provided by (used in)
         investing activities                (68,853,000)      (4,594,000)
                                           -------------------------------
                                  (Continued)


CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 1997 and 1996




                                               1997             1996
-------------------------------------------------------------------------
Cash Flows from Financing Activities
 Net increase (decrease) in deposits      $  (50,851,000)  $   9,111,000
 Net increase (decrease) in advance
  payments by borrowers for taxes and
  insurance                                      337,000         348,000
 Proceeds received from issuance of
  common stock
     net of stock issuance costs incurred     43,645,000            -
 Principal receipts for ESOP debt                165,000            -
 Note receivable originated to ESOP           (4,528,000)           -
 Dividends paid to stockholders               (1,259,000)           -
 Proceeds from Federal Home Loan Bank
  borrowings                                  35,000,000            -
                                          -------------------------------
  Net cash provided by financing
   activities                             $   22,509,000   $   9,459,000
                                          -------------------------------

  Increase (decrease) in cash and cash
   equivalents                               (44,574,000)      5,808,000
Cash and cash equivalents:
 Beginning                                    62,135,000      11,494,000
                                          -------------------------------
 Ending                                   $   17,561,000   $  17,302,000
                                          ===============================

Supplemental Disclosures of Cash Flow
 Information
 Cash and cash equivalents:
  Cash and short-term investments:
   Noninterest-bearing                    $    2,831,000   $  14,387,000
   Interest-bearing                           14,730,000       2,915,000
                                          -------------------------------
                                          $   17,561,000   $  17,302,000
                                          ===============================

Transfer from loans to real estate
 acquired in settlement of loans          $         -      $     144,000
                                          ===============================

Net change in unrealized (gain) loss on
 securities available for sale,
  net of deferred taxes (credits)         $     (131,000)  $    (100,000)
                                          ===============================

Loans originated to finance the sale of
 real estate acquired in settlement of
 loans                                    $         -      $     163,000
                                          ===============================

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

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Home Savings, although the Company did not own any shares of the Bank and had no assets, liabilities, equity or operations at any date prior to October 2, 1996. Therefore, although certain financial statements presented in this Form 10-Q include periods prior to October 2, 1996, such statements for all periods prior to October 2, 1996 include only the accounts and operations of Home Savings. The results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1997.

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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3.  Plan of Conversion ( Continued)


Concurrent with the Conversion, the Bank established a liquidation account in an amount equal to its net worth as reflected in its latest statement of financial condition contained in the definitive prospectus used in connection with the Company's initial public offering. The liquidation account will be maintained for the benefit of eligible deposit account holders and supplemental eligible deposit account holders that continue to maintain their deposit accounts in the Bank after conversion. Only in the event of a complete liquidation will eligible deposit account holders and supplemental eligible deposit account holders be entitled to receive a liquidation distribution from the liquidation account in the amount of the then-current adjusted sub account balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by the Bank subsequent to the Conversion cannot be paid from this liquidation account.

The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below the aggregate amount then required for the liquidation account. In addition, as a North Carolina-chartered stock savings bank, Home Savings may not declare or pay a cash dividend on, or repurchase any of its capital stock if the effect of such transaction would be to reduce the net worth of Home Savings to an amount which is less than the minimum amount required by applicable federal and state regulations. For a period of five years after its conversion from mutual to stock form, Home Savings must obtain a written approval from the Administrator of the North Carolina Savings Institutions Division before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) Home Savings net income for the most recent fiscal year end, or
(ii) the average of Home Saving's net income after dividends for the most recent year end and not more than two of the immediately preceding fiscal year ends.

Note 4.  Earnings Per Share

The Company's earnings per share for the three and nine month periods ended June 30, 1997 is based on 4,154,369 shares assumed to be outstanding for the period. Earnings per share has been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans." Earnings per share for the nine month period ended June 30, 1997 is reported based upon the assumption that such shares had been outstanding from the beginning of the nine month period. Earnings per share for the nine month period ended June 30, 1996 have not been presented in the consolidated statements of income because the Bank had not converted to stock form and the Company had not completed its stock offering at any time during that period.

Note 5.  Dividends Declared

On June 9, 1997, the Company's Board of Directors declared a dividend of $ .10 a share for stockholders of record as of June 20, 1997 and payable on July 7, 1997. In addition, on June 9, 1997, the Board of Directors of Home Savings declared an upstream dividend of $202,875 to the Company, which was paid on June 11, 1997.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 6.      Advances From Federal Home Loan Bank


Advances from the Federal Home Loan Bank ("FHLB") at June 30, 1997 consist of the following:

Advances due FHLB, interest at 5.69%, due December, 1997         $  10,000,000
Advances due FHLB, interest at 5.98%, due June, 1998                15,000,000
Advances due FHLB, interest at 6.05%, due March 18, 1998             6,000,000
Advances due FHLB, interest at 5.73%, due July 18, 1997              4,000,000
                                                                 -------------
                                                                 $  35,000,000
                                                                 =============


SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Comparison of Financial Condition at June 30, 1997 and September 30, 1996:

This Form contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Bank that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in general and local market conditions, legislative and regulatory conditions and an adverse interest rate environment.

Total assets increased by $23.8 million or 10.9%, to $241.8 million at June 30, 1997 from $218.0 million at September 30, 1996. The increase in assets was primarily attributable to the difference between the proceeds received from advances from Federal Home Loan Bank of $35.0 million which was used to fund additional security purchases and a return of $11.6 million in stock offering deposits to subscribers due to an oversubscription. On October 2, 1996, the Company issued 4,496,500 shares of common stock and received $43.7 million which represented the actual net proceeds from the offering (including $4.6 million purchased by the ESOP). The majority of the decrease in deposits of $50.7 million or 26.2% between September 30, 1996 and June 30, 1997 is due to recording $43.7 million in additional paid-in capital upon closing the offering. Net cash and short-term cash investments decreased by $44.5 million or 71.7% to $17.6 million at June 30, 1997 from $62.1 million at September 30, 1996. This decrease was attributable to reinvestment of the cash received from the stock offering in higher rate longer term investment securities.

Net loans receivable increased by $633,000 or 0.6% to $110.5 million at June 30, 1997 from $109.8 million at September 30, 1996. Such loan growth has been typical for the Bank, which operates in a lending market that has sustained stable loan demand over the past several years. Investment securities held to maturity increased $17.1 million or 311.2%, to $22.6 million at June 30, 1997 from $5.5 million at September 30, 1996. Likewise, investment securities classified as available for sale increased $50.1 million or 143.9%, to $84.9 million at June 30, 1997 from $34.8 million at September 30, 1996. The Company reinvested the proceeds from the stock offering previously maintained in short term interest bearing deposit accounts and additional borrowings from FHLB. The Bank had borrowings of $35.0 million outstanding at the end of the nine month period ended June 30, 1997. No borrowings were outstanding at September 30, 1996. The borrowings were used to finance the purchase of investment securities which management has determined will provide a profitable return. The Bank has guaranteed the repayment of the ESOP's note payable to the Company which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company. The Company's note receivable from the ESOP totaling $4.4 million, net of $165,000 principal repayment made during the nine months ended June 30, 1997, is reported as a reduction of stockholders' equity. Retained earnings increased by $911,000 to $21.8 million at June 30, 1997, which is attributable to the Company's consolidated earnings during the nine months ended June 30, 1997, less dividends accrued at June 30, 1997 in the amount of $450,000.

At June 30, 1997, the Company's stockholders' equity amounted to $61.0 million, or 25.3% of total assets. As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies. The Bank's stand-alone equity was $41.3 million at June 30, 1997 and was substantially in excess of all such capital requirements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Comparison of Financial Condition at June 30, 1997 and September 30, 1996:
(Continued)

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was .57% and .60% at June 30, 1997 and September 30, 1996, respectively. During the three month periods ended June 30, 1997 and 1996, the Bank's level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding, and the Bank's charge-offs of loans was minimal. Management determined based on their analysis that no loan loss provisions were necessary during the first three quarters of fiscal 1997.

The Company will hold a special meeting of shareholders on October 15, 1997 for the purpose of asking the shareholders to approve a Stock Option Plan and the Management Recognition Plan.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Comparison of Operating Results for the Three and Nine Months Ended June 30, 1997 and 1996:

General. Net income for the three month and nine month periods ended June 30, 1997 was $744,000 and $2.1 million, respectively, or $442,000 and $1.5 million more than the $302,000 and $601,000 earned during the same period in 1996. As discussed below, the increase in net income was primarily attributable to increases in net interest income for the three and nine month periods ended June 30, 1997 as compared to the same period in 1996.

Interest income. Interest income increased by $1.3 million from $3.2 million for the three months ended June 30, 1996 to $4.5 million for the three months ended June 30, 1997. Interest income increased by $3.0 million from $9.5 million for the nine months ended June 30, 1996 to $12.6 million for the nine months ended June 30, 1997. These increases were attributable in part to a slight overall increase in market interest rates but were principally affected by a change in the volume of interest-earning assets outstanding. Due primarily to an infusion of cash received in the stock offering, interest-earning assets amounted to $237.8 million at June 30, 1997 as compared to $168.9 million at June 30, 1996.

Interest Expense. Interest expense on deposits and borrowed funds increased by $539,000 from $1.92 million for the three months ended June 30, 1996 to $2.46 million for the three months ended June 30, 1997. Interest expense on deposits and borrowed funds increased by $978,000 from $5.76 million for the nine months ended June 30, 1996 to $6.73 million for the nine months ended June 30, 1997. The increase was primarily due to an increase in the volume of interest-bearing deposits and borrowed funds for the nine months ended June 30, 1997 compared to the same period in 1996. Home Savings prices its deposits to be at or near the top of the market because of its dependence on the local market for funds availability. Interest expense incurred from the Federal Home Loan Bank advances amounted to $518,000 for the quarter ended June 30, 1997 compared to none for the quarter ended June 30, 1996.

Net interest income. Net interest income increased by $732,000 from $1.3 million for the three months ended June 30, 1996 to $2.0 million for the three months ended June 30, 1997. Net interest income increased by $2.1 million from $3.8 million for the nine months ended June 30, 1996 to $5.9 million for the nine months ended June 30, 1997. These increases resulted from the combination of an increase in the volume of interest-earning assets in excess of an increase in the volume of interest-bearing liabilities during a period of steady to slightly decreasing interest rate spreads. The Bank's interest rate spread decreased primarily because its deposits were more rate sensitive than its interest-earning assets, while overall market interest rates were higher during the three month period ended June 30, 1997 as compared to the same period in 1996.

Provision for loan losses. There were no provisions for loan losses charged to income during the three and nine months ended June 30, 1997. A provision for loan losses of $300,000 was charged to income during the nine months ended June 30, 1996. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Provision for loan losses. (Continued)

Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Bank's charge-offs of loans during either of the three and nine month periods ended June 30, 1997 and 1996 was minimal.

At June 30, 1997, the Bank's level of general valuation allowances for loan losses amounted to $428,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest income. Noninterest income decreased by $1,000 from $29,000 for the three month period ended June 30, 1996 to $28,000 for the three month period ended June 30, 1997. This decrease was attributable to a decrease in various small items during the three months ended June 30, 1997 as compared to the same period in 1996. Noninterest income decreased by $5,000 from $92,000 for the nine month period ended June 30, 1996 to $87,000 for the nine month period ended June 30, 1997.

Noninterest expense. Noninterest expense increased by $21,000 from $832,000 for the three month period ended June 30, 1996 to $853,000 for the three month period ended June 30, 1997. For the nine month period ended June 30, 1997, noninterest expense increased by $15,000 to $2.64 million from $2.62 million for the nine month period ended June 30, 1996. The increase in noninterest expense is principally due to an increase in benefits expense associated with the establishment of an ESOP as discussed below.

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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Capital Resources and Liquidity (Continued)

During the nine month period ended June 30, 1997, cash and cash equivalents, a significant source of liquidity, decreased by approximately $44.6 million. This decrease is a direct result of the Company's reinvestment of proceeds from the stock offering which closed on October 2, 1996. Cash flow resulting from internal operating activities provided for an increase of $1,770,000 in cash during the nine month period ended June 30, 1997. Financing activities, principally net proceeds from the stock offering of $43.7 million and proceeds of $35.0 million from Federal Home Loan Bank borrowings reduced by deposit outflows of $50.8 million provided an additional $22.5 million. A portion of the funding generated by investing activities provided cash for loan originations and purchases of investment securities for a total of $68.8 million.

As a state chartered stock savings bank, Home Savings must meet certain liquidity requirements which are established by the Administrator. Home's liquidity ratio at June 30, 1997, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, Home Savings believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires Home Savings to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders' equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process.
For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. Home Savings complied with all of the capital requirements of both the FDIC and the Administrator at June 30, 1997.

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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

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

                  Not applicable

         Item 5.  Other Information

                  Not applicable

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       Exhibit (27) Financial Data Schedule

                  (b)  Reports on Form 8-K

                       None

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    South Street Financial Corp.

         Dated                      By:  /s/ Carl M. Hill
              -----------------          ---------------------------
                                         Carl M. Hill
                                    President and Chief Executive Officer

         Dated                      By:  /s/ Christopher F. Cranford
              -----------------          ---------------------------
                                         Christopher F. Cranford
                                    Treasurer and Controller