Form 10-K405
period 1997-09-30
SOUTH STREET FINANCIAL CORP
filed 1997-12-22
CIK 1014964

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K


                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                 For the fiscal year ended  September 30, 1997
                                           -------------------

                     Commission file number       0-21083
                                           ------------------


                         SOUTH STREET FINANCIAL CORP.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                 56-1973261
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

         155 West South Street
       Albemarle, North Carolina                          28001
---------------------------------------                 ----------
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code  (704) 982-9184
                                                  ------------------


      Securities Registered Pursuant to Section 12(b) of the Act:   None
                                                                 -----------

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                      -----------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes     X               No
                                              -------                ------

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.            [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $75,232,433 common stock, no par value, based on the closing price of such
--------------------------------------------------------------------------
common stock on December 9, 1997.
----------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 4,676,360 shares of common
                                                 --------------------------
stock, no par value, outstanding at December 9, 1997.
-----------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of South Street Financial Corp. for the year ended September 30, 1997, are incorporated by reference into Part I, Part II and
Part IV.

Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders of South Street Financial Corp. to be held on February 9, 1998, are incorporated by reference into Part III.

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

          The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's office is located at 155 West South Street, Albemarle, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering which were retained at the holding company level, holding the indebtedness outstanding from the Home Savings Bank of Albemarle, Inc., SSB Employee Stock Ownership Plan (the "ESOP") and owning the Bank. The Company's principal sources of income are earnings on its investments and interest payments received from the ESOP with respect to the ESOP loan. In addition, the Company will receive any dividends which are declared and paid by the Bank on its capital stock.

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

          At September 30, 1997, the Company had total assets of $241.1 million, net loans of $112.0 million, deposits of $141.8 million, investment securities of $123.0 million and stockholders' equity of $61.7 million.

          At September 30, 1997, the Company and the Bank had a total of 38 employees, all of whom are full-time.

          The Company has no operations and conducts no business of its own other than owning the Bank, investing its portion of the net proceeds received in the Conversion and lending funds to the ESOP. Accordingly, the discussion of the business which follows in the Form 10-K concerns the business conducted by the Bank, unless otherwise indicated.

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

Lending Activities

          General. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes loans secured by improved nonresidential real estate, construction loans, loans secured by undeveloped real estate and savings account loans. Approximately 99% of the Bank's net loan portfolio is secured by real estate. As of September 30, 1997, all of the loans in the Bank's real estate loan portfolio were secured by properties in North Carolina. On September 30, 1997, the Bank's largest single outstanding loan had a balance of approximately $1.1 million. This loan was performing in accordance with its original terms. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services.

          Loan Portfolio Composition. The Bank's net loan portfolio totaled approximately $112.0 million at September 30, 1997 representing 46.5% of the Bank's total assets at such date. At September 30, 1997, 85.7% of the Bank's net loan portfolio was composed of one-to-four family residential mortgage loans. Home equity loans, all of which have adjustable rates, represented 3.0% of the Bank's net loan portfolio, and nonresidential real estate loans represented 3.4% of the Bank's net loan portfolio on such date.

          The Bank no longer originates adjustable rate mortgage loans, excluding home equity loans, but continues to hold a small number of adjustable rate loans in its portfolio. As of September 30, 1997, 3.2% of the loans in the Bank's loan portfolio, excluding home equity loans, had adjustable interest rates.

          The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                               At September 30,
                       ----------------------------------------------------------------------------------------------
                              1997               1996              1995               1994               1993
                       -----------------  -----------------  -----------------  ----------------- -------------------
                                  % of               % of               % of               % of                 % of
                        Amount    Total    Amount    Total    Amount    Total    Amount    Total    Amount     Total
                        ------    -----    ------    -----    ------    -----    ------    -----    ------     -----
                                                           (Dollars in Thousands)
Real estate loans:

  Residential
   1-4 family          $ 95,984   85.71%  $ 93,275   84.90%  $ 94,036   86.60%  $ 91,674   85.80%  $100,437    85.80%

  Residential
   multi-family             555    0.50%       695    0.63%       840    0.77%       870    0.81%       731     0.62%

  Nonresidential
   real estate            3,774    3.37%     4,038    3.67%     3,013    2.77%     3,157    2.95%     3,655     3.12%

  Residential
   construction           8,394    7.50%     4,720    4.30%     5,368    4.94%     6,015    5.63%     6,644     5.68%

  Land                    6,091    5.44%     6,304    5.74%     4,890    4.50%     4,998    4.68%     4,960     4.24%

  Line of credit          3,328    2.96%     3,786    3.45%     3,875    3.58%     4,056    3.81%     3,715     3.17%
                        -------  ------    -------  ------    -------  ------    -------  ------    -------   ------
  Total real estate
   loans:               118,126  105.48%   112,818  102.69%   112,022  103.16%   110,770  103.68%   120,142   102.63%
                        -------  ------    -------  ------    -------  ------    -------  ------    -------   ------
Consumer loans:
  Share                     488    0.44%       196    0.18%       110    0.10%       105    0.10%       290     0.25%
  Credit reserve             96    0.08%       470    0.43%       221    0.20%       176    0.16%       102     0.09%
                        -------  ------    -------  ------    -------  ------    -------  ------    -------   ------
  Total consumer
   loans                    584    0.52%       666    0.61%       331    0.30%       281    0.26%       392     0.34%
                        -------  ------    -------  ------    -------  ------    -------  ------    -------   ------

Less:
  Unearned fees
   and discounts            636    0.57%       582    0.53%       519    0.48%       465    0.44%       440     0.38%
  Loans in process        5,655    5.05%     2,616    2.38%     3,100    2.85%     3,602    3.37%     2,895     2.47%
  Allowance for
   loan losses              429    0.38%       428    0.39%       137    0.13%       140    0.13%       144     0.12%
                        -------  ------    -------  ------    -------  ------    -------  ------    -------   ------


  Total reductions        6,720    6.00%     3,626    3.30%     3,756    3.46%     4,207    3.94%     3,479     2.97%
                        -------  ------    -------  ------    -------  ------    -------  ------    -------   ------
  Total loans
   receivable, net     $111,990  100.00%  $109,858  100.00%  $108,597  100.00%  $106,844  100.00%  $117,055   100.00%
                        =======  ======    =======  ======    =======  ======    =======  ======    =======   ======

          The following table sets forth the time to contractual maturity of the Bank's loan portfolio at September 30, 1997. Loans which have adjustable rates are shown as being due in the period during which rates are next subject to change while fixed rate and other loans are shown as due over the contractual maturity. Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less. The table does not include prepayments, however, it does include scheduled principal repayments. Prepayments and scheduled repayments in the loan portfolio totaled $24.8 million, $20.2 million, and $16.2 million in fiscal years ended September 30, 1997, 1996 and 1995, respectively. Amounts in the table are net of loans in process and are net of unamortized loan fees.


                                                                       At September 30, 1997
                                  --------------------------------------------------------------------------------------------

                                                     Over 1         Over 3           Over 5
                                    One Year         Year to       Years to         Years to        Over 10
                                     Or Less         3 Years        5 Years         10 Years         Years            Total
                                   ---------        ---------       ---------       ---------       ---------       ---------
                                                                          (In Thousands)
Mortgage loans:
Adjustable rate 1-4 family
   residential                     $   6,441        $       -       $       -       $       -       $       -       $   6,441
Fixed rate 1-4 family
   residential                         2,063              468           1,379          57,609          35,863          97,382
Other adjustable rate
   real estate loans                     427                -               -               -               -             427
Other fixed rate real
   estate loans                          630               41             227           6,270             417           7,585


Other loans                              234              350               -               -               -             584

Less:
   Allowance for loan losses            (429)               -               -               -               -            (429)
                                   ---------        ---------       ---------       ---------       ---------       ---------

                                   $   9,366        $     859       $   1,606       $  63,879       $  36,280       $ 111,990
                                   =========        =========       =========       =========       =========       =========


         The following table sets forth the dollar amount at September 30, 1997 of all loans maturing or repricing on or after September 30, 1998 which have fixed or adjustable interest rates.

                                      Fixed                   Adjustable
                                      Rates                     Rates
                                   -----------                ----------
                                               (In Thousands)

               Mortgage loans      $   102,274                $        -

               Other loans
                                           350                         -
                                   -----------                ----------

                                   $   102,624                $        -
                                   ===========                ==========


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

         The table below sets forth the Bank's loan origination, purchase activity and loan portfolio repayment experience during the periods indicated.


                                                         Year Ended September 30,
                                             -----------------------------------------------
                                                1997              1996                1995
                                             ---------          ---------          ---------
                                                             (In Thousands)
Loans receivable, net,
   beginning of period                       $ 109,858          $ 108,597          $ 106,844
                                             ---------          ---------          ---------

Loan originations:

   Residential 1-4 family                       17,998             13,773             10,190

   Residential multifamily                          --                 --                 58

   Nonresidential real estate                      524                 --                333

   Residential construction                      9,898              5,704              6,282

   Line of credit                                1,248                747                626

   Consumer                                        321              1,141                454
                                             ---------          ---------          ---------

     Total loan originations                    29,989             21,365             17,943

Principal repayments                           (24,763)           (20,234)           (16,192)

Other changes, net (1)                          (3,094)               130                  2
                                             ---------          ---------          ---------

Increase in loans receivable                     2,132              1,261              1,753
                                             ---------          ---------          ---------

Loans receivable, net, end of period         $ 111,990          $ 109,858          $ 108,597
                                             =========          =========          =========

--------------------
(1) Includes changes in deferred loan fees, allowance for loan losses and undisbursed portion of construction loans.

         Residential Real Estate Lending. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed-rate mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in Stanly County, North Carolina and in contiguous counties. On September 30, 1997, approximately 85.7% of the Bank's total net real estate loan portfolio consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loans, excluding home equity loans, 2.8% had adjustable interest rates.

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

         Residential Multifamily. At September 30, 1997, the Bank had approximately $555,000 in outstanding loans secured by multifamily residential real estate, comprising approximately .50% of its loan portfolio as of that date. Substantially all of the Bank's loans secured by multifamily residential real estate have fixed rates. Such loans are typically made to a maximum of 80% of the lesser of the purchase price or appraised value of the property for a maximum term of 20 years. All such loans are personally guaranteed by individuals.

         Nonresidential Real Estate Lending. On September 30, 1997, the Bank had $3.8 million in outstanding loans secured by nonresidential real estate, including undeveloped land, comprising approximately 3.4% of its net loan portfolio as of that date. Most of these loans are secured by office, retail, other commercial real estate, as well as church properties. Loans secured by undeveloped land generally do not exceed 65% of the appraised value of the real estate securing the loans; loans secured by commercial real estate generally do not exceed 80% of the appraised value of the real estate securing the loans. Loans secured by commercial real estate and undeveloped land generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. As of September 30, 1997, the largest nonresidential real estate loan in the Bank's loan portfolio totaled $1.1 million. This loan was performing in accordance with the original loan contract.

         Home Equity Lines of Credit. At September 30, 1997, the Bank had approximately $3.3 million in home equity line of credit loans, representing approximately 3.0% of its net loan portfolio. These loans are often originated at the time of the closing of a one-to-four family residential real estate loan secured by the same property. The Bank's home equity lines of credit have adjustable interest rates tied to prime interest rates plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security. Because home equity loans involve revolving lines of credit which can be drawn over a period of time, the Bank faces risks associated with changes in the borrower's financial condition. Because home equity loans have adjustable interest rates with no rate caps (other than usury limitations), increased delinquencies could occur if interest rate increases occur and borrowers are unable to satisfy higher payment requirements. The Bank intends to continue to emphasize its home equity program. The presence of home equity loans in the Bank's portfolio allows the institution to manage the interest sensitivity of its assets and liabilities because home equity lines of credit have adjustable rates which are subject to change monthly and without any significant rate caps.

         Construction Lending. The Bank makes construction loans primarily for the construction of single-family dwellings. The aggregate outstanding balance of such loans on September 30, 1997 was approximately $8.4 million, representing approximately 7.5% of the Bank's net loan portfolio. Most of these loans were made to persons who are constructing properties for the purpose of occupying them. Loans made to individual property owners are "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed rates having terms similar to other one-to-four family residential loans. Construction loans to persons who intend to occupy the finished premises generally have a maximum loan-to-value ratio of 90%.

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

         Consumer Loans. In addition to the loans described above, the Bank provides overdraft lines of credit in amounts of up to $2,000. Payments are required in amounts of 5% of the outstanding balance or $10, whichever is greater. In addition, the Bank offers loans secured by savings accounts. As of September 30, 1997, the Bank had approximately $584,000 of such loans outstanding, representing approximately .5% of its net loan portfolio.

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

         Mortgage loans of up to $300,000 are approved by the Bank's loan committee which is composed of its President, Executive Vice President and one other member of the Board of Directors. All loans in excess of $300,000 must be approved by the entire Board of Directors.

         Normally, upon approval of a residential mortgage loan application, the Bank gives a commitment to the applicant that it will make the approved loan at a stipulated rate any time within a 30-day period. The loan is typically funded at such rate of interest and on other terms which are based on market conditions existing as of the date of the commitment. As of September 30, 1997, the Bank had $7.1 million in such unfunded mortgage loan commitments. In addition, on such date the Bank had $2.8 million in unfunded commitments for unused lines of credit and letters of credit.

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

         Nonperforming Assets and Asset Classification. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. Delinquencies on all loans are reviewed monthly by the Board of Directors. The normal procedure followed by the Bank once a loan is classified as delinquent is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status, and late charges are assessed as allowed by law. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of September 30, 1997, the Bank had two pieces of single-family property classified as real estate owned. These properties were recorded on the Bank's books at $18,000, the unpaid principal balance of loans secured by such property. The appraised value of these properties exceeded their unpaid principal balances. Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of cost or fair value minus costs to sell. Revenue and expenses from holding the properties and additions to the valuation allowance are included in operations.

         The Bank continues to accrue interest on loans delinquent 90 days or more. However, these loans are effectively placed on nonaccrual status as all such interest income is reversed by the establishment of a reserve for uncollected interest. Loans are returned to earning status when management determines, based upon an evaluation of the underlying collateral, together with the borrower's payment record and financial condition, that the borrower has the capability and intent to meet the contractual obligations of the loan agreement. Interest on loans placed on nonperforming status is charged off when management determines it is not collectible. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until the loan is returned to performing status. For the fiscal year ended September 30, 1997, interest income that would have been recorded net of interest income actually recognized on nonperforming loans under the original terms of such loans was $29,000.

         The following table sets forth information with respect to nonperforming assets identified by the Bank, including nonperforming loans and real estate owned at the dates indicated.


                                                                               At September 30,
                                                 --------------------------------------------------------------------------------

                                                   1997              1996             1995              1994              1993
                                                 --------          --------          --------          --------          --------
                                                                              (Dollars in Thousands)
Total nonaccrual loans
   Mortgage loans delinquent 90 days or more     $    490          $    631          $    923          $    910          $    762
   Consumer loans delinquent 90 days or more           20                23                58                36                82

Real estate owned                                      18                18               135               176               119
                                                 --------          --------          --------          --------          --------
   Total non-performing assets                   $    528          $    672          $  1,116          $  1,122          $    963
                                                 ========          ========          ========          ========          ========

Non-performing loans to total gross loans            0.43%             0.58%             0.87%             0.85%             0.70%

Non-performing assets to total assets                0.22%             0.31%             0.70%             0.76%             0.61%

Total assets                                     $241,061          $217,954          $159,863          $147,837          $157,909

Total gross loans                                $118,710          $113,484          $112,353          $111,051          $120,534

         Applicable regulations require the Bank to "classify" its own assets on a regular basis. In addition, in connection with examinations of savings institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. Problem assets are classified as "substandard,""doubtful" or "loss," depending on the presence of certain characteristics as discussed below.

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

         As of September 30, 1997, the Bank had approximately $975,000 of loans internally classified as "substandard", and no loans classified as "doubtful" or "loss". The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered "special mention" assets and do not yet warrant adverse classification. At September 30, 1997, the Bank had approximately $1.0 million of loans in the "special mention" category.

         When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as "loss," it charges off the balance of the asset. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Administrator which can order the establishment of additional loss allowances.

         The following table sets forth at September 30, 1997, the Bank's aggregate carrying value of the assets classified as substandard, doubtful, loss or "special mention":


                          Special Mention List           Substandard                   Doubtful                        Loss
                          --------------------       --------------------        ---------------------         ---------------------


                           Number      Amount        Number        Amount        Number         Amount         Number         Amount
                           ------      ------        ------        ------        ------         ------         ------         ------


                                                              (Dollars in Thousands)
Real estate loans:
  Residential 1-4 family       30      $1,004            33        $  944            --          $    --           --           $ --

  Residential real estate      --          --            --            --            --               --           --             --

  Nonresidential real estate   --          --            --            --            --               --           --             --

  Residential construction     --          --            --            --            --               --           --             --

  Land                         --          --            --            --            --               --           --             --

  Line of credit               --          --             3            28            --               --           --             --

                             ----       -----          ----         -----          ----           ------         ----           ----
    Total real estate loans    30       1,004            36           972            --               --           --             --
                             ----       -----          ----         -----          ----           ------         ----           ----


Consumer loans:
  Share                        --          --            --            --            --               --           --             --

  Credit reserve               --          --             3             3            --               --           --             --

    Total consumer loans       --          --             3             3            --               --           --             --

                             ----       -----          ----         -----          ----           ------         ----           ----

Total                          30      $1,004            39        $  975          $ --          $    --      $    --           $ --
                             ====       =====          ====         =====          ====           ======         ====           ====




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

         Management continues to actively monitor the Bank's asset quality, to charge off loans against the allowance for loan losses when appropriate and to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations. During the fiscal year ended September 30, 1997, the Bank maintained its level of allowance for loan losses which management believes is adequate based on the risks inherent in the loan portfolio.

         The following table describes the activity related to the Bank's allowance for loan losses for the periods indicated.

                                                                            Year Ended September 30,
                                                          ----------------------------------------------------------

                                                              1997         1996        1995        1994       1993
                                                           ----------   ----------  ----------  ----------  --------

                                                                            (Dollars In Thousands)
Balance, beginning of period                                 $ 428         $ 137       $ 140        $ 144     $ 144

Provision for loan losses                                        -           300           -            -         -

Charge-offs:

    Residential 1-4 family                                      (1)           (8)         (3)          (3)        -

    Line of credit                                               -           (10)          -           (1)       (1)

Recoveries:

    Residential 1-4 family                                       2             6            -           -         -

    Line of credit                                               -             3            -           -         1
                                                            ------        ------       ------      ------    ------
Balance, end of period                                       $ 429         $ 428        $ 137       $ 140     $ 144
                                                            ======        ======       ======      ======    ======

Net charge-offs (recoveries) as a % of average loans        (0.001%)       0.008%       0.003%      0.004%        -
outstanding

Allowance at period end as a % of nonperforming loans        84.12%        65.44%        13.97%      14.80%    17.06%

Allowance at period end as a % of nonperforming assets       81.25%        63.69%        12.28%      12.48%    14.95%

Allowance at period end as a % of total gross loans           0.36%         0.38%         0.12%       0.13%     0.12%

         The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.

                                                                       At September 30,
                                    --------------------------------------------------------------------------------------
                                              1997                          1996                          1995
                                      -------------------            -------------------          -------------------
                                                    Amount of                     Amount of                     Amount of
                                    Amount of       Loans to       Amount of      Loans to       Amount of      Loans to
                                    Allowance      Gross Loans     Allowance     Gross Loans     Allowance     Gross Loans
                                    ---------      -----------     ---------     -----------     ---------     -----------
                                                                     (Dollars In Thousands)
Real estate loans:

    Residential 1-4 family            $   262           80.86%        $  243          82.19%        $  125          83.70%

    Residential multi-family                1            0.47%             1           0.61%            --           0.75%

    Nonresidential real estate              4            3.18%             4           3.56%             3           2.68%


    Residential construction               --            7.07%            --           4.16%            --           4.78%

    Land                                    4            5.13%             6           5.56%            --           4.35%

    Line of credit                          7            2.80%            10           3.34%             8           3.45%
                                      -------          -------        ------         -------         -----         -------
          Total real estate loans         278           99.51%           264          99.42%           136          99.71%
                                      -------          -------        ------         -------         -----         -------

Consumer loans:

    Share                                  --            0.41%            --           0.17%            --           0.10%

    Credit reserve                         --            0.08%            --           0.41%             1           0.19%
                                      -------          -------        ------         -------         -----         -------

          Total consumer loans             --            0.49%            --           0.58%             1           0.29%
                                      -------          -------        ------         -------         -----         -------

Unallocated                               151               --           164              --            --              --
                                      -------          -------        ------         -------         -----         -------

Total allowance for loan losses       $   429          100.00%        $  428         100.00%         $ 137         100.00%
                                      =======          =======        ======         =======         =====         =======

                                                        At September 30,
                                     --------------------------------------------------------
                                              1994                           1993
                                        -----------------              -----------------
                                                     Amount of                    Amount of
                                     Amount of        Loans to      Amount of      Loans to
                                     Allowance       Gross Loans    Allowance     Gross Loans
                                     ---------       -----------    ---------     -----------
                                                      (Dollars in Thousands)
Real estate loans:

    Residential 1-4 family            $    77           82.60%        $  129          83.33%

    Residential multi-family               --            0.78%            --           0.61%

    Nonresidential real estate              4            2.83%             6           3.03%

    Residential construction               --            5.41%            --           5.51%

    Land                                   --            4.50%            --           4.12%

    Line of credit                         --            3.64%            --           3.08%
                                      -------          -------        ------         -------

          Total real estate loans          81           99.76%           135          99.68%
                                      -------          -------        ------         -------


Consumer loans:

    Share                                  --            0.09%            --           0.08%

    Credit reserve                         --            0.15%            --           0.24%
                                      -------          -------        ------         -------

          Total consumer loans             --            0.24%            --           0.32%
                                      -------          -------        ------         -------

Unallocated                                59              --              9             --
                                      -------          -------        ------         -------
Total allowance for loan losses       $   140          100.00%        $  144         100.00%
                                      =======          =======        ======         =======

Investment Securities

         Interest and dividend income from investment securities generally provides the second largest source of income to the Bank after interest on loans. In addition, the Bank receives interest income from deposits in other financial institutions. On September 30, 1997, the carrying value of the Bank=s investment securities portfolio totaled approximately $123.0 million and consisted of interest-bearing deposits, U.S. government and agency securities, mortgage-backed securities, FHLMC stock, stock in the FHLB of Atlanta and in Central Service Corporation. The investment securities portfolio includes interest-bearing deposits of $25.2 million at September 30, 1997. The mortgage-backed securities consist of mortgage-backed securities issued by the GNMA, FNMA and FHLMC.

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

         The FASB has issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with net unrealized gains and losses included in earnings; and (3) debt securities not classified as either held-to-maturity or trading securities and equity securities not classified as trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. The Bank has no trading securities. See Notes 3 and 4 of "Notes to Financial Statements".

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

         As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost.
As of September 30, 1997, the Bank's investment in stock of the FHLB of Atlanta was $2.3 million.

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

                                                                         At September 30,
                                          ------------------------------------------------------------------------------------
                                                   1997                         1996                           1995
                                          ------------------------      -----------------------       ------------------------
                                          Amortized       Market        Amortized       Market        Amortized       Market
                                            Cost           Value          Cost           Value          Cost           Value
                                         ----------      ---------      ----------     ---------      ----------     ---------
                                                                       (In Thousands)
Interest-bearing deposits(2)             $  25,187      $  25,187      $  59,348       $  59,348      $   8,622      $   8,622
                                         ---------      ---------      ---------       ---------      ---------

Mortgage-backed securities, held to
maturity                                    21,661         21,561          5,496           5,511          4,529          4,642
                                         ---------      ---------      ---------       ---------      ---------      ---------

Investment Securities:
 Available for sale:
    U.S. Treasury and agency securities     68,556         68,639         34,827          34,769         30,907         30,959
Mortgage-backed securities                   4,901          4,932              -              -               -              -
Non-marketable equity securities:
   Federal Home Loan Bank stock              2,250          2,250          1,346           1,346          1,346          1,346
 Other                                         315            315             15              15             15             15
                                         ---------      ---------      ---------       ---------      ---------      ---------

                                            76,022         76,136         36,188          36,130         32,268         32,320
                                          ========      =========      =========       =========      =========      =========
Unrealized gain (loss) on securities
available for sale(1)                          114             -             (58)             -              52              -
                                         ---------      ---------      ---------       ---------      ---------      ---------

Total                                    $ 122,984      $ 122,884      $ 100,974       $ 100,989      $  45,471      $  45,584
                                         =========      =========      =========       =========      =========      =========

    (1) The net unrealized gain (loss) at September 30, 1997, 1996 and 1995 relates to available for sale securities in accordance with SFAS No.
         115. The net unrealized gain (loss) is presented in order to reconcile the "Amortized Cost" of the Bank's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

    (2)  Includes interest-bearing cash and federal funds sold.

         The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's interest-bearing deposits, investment and mortgage-backed securities as of September 30, 1997.

                                           After One Through     After Five Through
                        One Year or Less       Five Years             Ten Years            After Ten Years          Total
                      -------------------  -------------------   ------------------      ------------------   -------------------
                                 Weighted             Weighted             Weighted               Weighted               Weighted
                      Carrying   Average   Carrying    Average   Carrying   Average      Carrying  Average    Carrying    Average
                       Value      Yield      Value      Yield      Value     Yield         Value    Yield      Value       Yield
                      --------   --------  --------   --------   --------   -------      -------- --------    --------   --------
                                                                 (Dollars in Thousands)

Interest-bearing
  deposits            $ 25,187      5.58%   $     -          -   $      -         -      $      -        -    $ 25,187      5.58%

Mortgage-backed
  securities held to
  maturity                   -         -          -          -          -          -       21,661     8.03%     21,661      8.03%

Available-for-sale
  securities            15,513      5.60%     38,432      6.06%     10,806       7.14%      8,820     7.64%     73,571      6.31%

Federal Home Loan
  Bank Stock (1)             -         -           -         -           -          -       2,250     6.71%      2,250      6.71%
Other (1)                    -         -           -         -           -          -         315        -         315         -
                      --------     -----    --------     -----    --------      -----    --------     -----    -------      -----
Total                 $ 40,700      5.59%   $ 38,432      6.06%   $ 10,806       7.14%   $ 33,046     7.76%   $122,984      6.45%
                      ========     =====    ========     =====    ========      =====    ========     =====   ========      =====

(1) Nonmarketable equity security; substantially all required to be maintained and assumed to mature in period greater than 10 years.

Deposits and Borrowings

         General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, loan interest income, the stock offering, investment income, interest-bearing deposit income, interest income from mortgage-backed securities and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank has $35.0 million in borrowings outstanding from the FHLB of Atlanta at September 30, 1997.

         Deposits. On September 30, 1997, 1996 and 1995, the Bank's deposits totaled $141.8 million, $146.4 million, and $137.6 million, respectively.

         The following table sets forth information relating to the Bank's deposit flows during the periods shown and total deposits at the end of the periods shown.


                                                At or For the Year Ended September 30,
                                    ---------------------------------------------------------------------------
                                    1997              1996             1995             1994              1993
                                    ----              ----             ----             ----              ----
                                                                  (In Thousands)
Total deposits at                 $ 146,398         $ 137,647        $ 127,312        $ 139,685         $ 138,753
beginning of period

Net increase (decrease)             (11,998)              976            4,355          (17,346)           (5,105)
before interest credited

Interest credited                     7,355             7,775            5,980            4,973             6,037
                                  ---------         ---------        ---------        ---------         ---------

Total deposits at end of
period                            $ 141,755         $ 146,398        $ 137,647        $ 127,312         $ 139,685
                                  =========         =========        =========        =========         =========

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

         The following table sets forth certain information regarding the Bank's savings deposits at the dates indicated.

                                                                          At June 30,
                           ---------------------------------------------------------------------------------------------------------

                                           1997                             1996                               1995
                             -----------------------------    ---------------------------------   ---------------------------------
                                      Weighted                            Weighted                            Weighted
                                       Average     % of                    Average       % of                  Average       % of
                             Amount     Rate      Deposits     Amount       Rate       Deposits     Amount       Rate      Deposits
                            --------  --------    --------    --------    ---------    ---------    --------  ---------    --------

                                                                                       (Dollars in Thousands)
Demand Accounts: (1)

  Passbook savings          $ 15,311     3.00%     10.80%     $ 17,953       3.00%      12.26%     $ 15,490       3.00%     11.25%

  NOW accounts                 7,307     2.32%      5.15%        6,369       2.59%       4.35%        6,331       3.02%      4.60%


  Money market deposit
   accounts                    6,266     3.00%      4.42%        6,674       3.00%       4.56%        7,809       3.25%      5.67%

  Noninterest bearing
  accounts                       689       --       0.49%          819         --        0.56%          562         --       0.41%
                              ------    ------      -----       ------      ------       -----       ------       -----      -----

      Total demand deposits   29,573     2.76%     20.86%       31,815       2.84%      21.73%       30,192       3.01%     21.93%
                              ------     -----     ------       ------       -----      ------       ------       -----     ------

Certificates of Deposit      111,957     5.85%     78.98%      114,307       5.96%      78.08%      107,280       6.10%     77.94%
                             -------     -----     ------      -------       -----      ------      -------       -----     ------

Accrued Interest                 225                0.16%          276                   0.19%          175                  0.13%
                              ------               ------       ------                  ------          ---                  -----

Total Deposits...........   $141,755     5.20%    100.00%     $146,398       5.21%     100.00%     $137,647       5.43%    100.00%
                            ========     =====    =======     ========       =====     =======     ========      ======    =======


         (1) In addition, the Bank had deposits received for the stock offering totaling $46.6 million with a weighted average rate of 3.00% outstanding at September 30, 1996.

                 As of September 30, 1997, the aggregate amount of time certificates of deposit in amounts greater than or equal to $100,000 was $13.3 million. (Some of these deposits were deposits of state and local governments which are subject to rebidding from time to time and to securitization requirements.) The following table presents the maturity of these time certificates of deposit at the dates indicated.

                                                              At
                                                       September 30, 1997
                                                       ------------------
                                                         (In Thousands)

         3 Months or less                                 $3,485,000
         Over 3 months through 6 months                    3,636,000
         Over 6 months through 12 months                   2,504,000
         Over 12 months                                    3,703,000
                                                           ---------
                  Total                                  $13,328,000
                                                         ===========

                 Borrowings. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. The Bank had $35.0 million outstanding borrowings from the FHLB of Atlanta at September 30, 1997.

Subsidiaries

          The Company has no subsidiaries other than the Bank. The Bank has no subsidiaries.

 Competition

          The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. At September 30, 1997, there were at least 7 other commercial banks, credit unions and mortgage companies as well as numerous other financial services providers located in the Bank's market area. At September 30, 1997, the Bank had a deposit market share of approximately 23% in Stanly County. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

          Institutions which became ineligible to use the percentage of income method had to change to either the reserve method or the specific charge-off method that applied to banks. Large thrift institutions, those generally exceeding $500 million in assets, had to convert to the specific charge-off method. In computing its bad debt reserve for federal income taxes, the Bank used the reserve method in fiscal years 1997, 1996 and 1995.

          Bad debt reserve balances in excess of the balance computed under the experience method or amounts maintained in a supplemental reserve built up prior to 1962 ("excess bad debt reserve") require inclusion in taxable income upon certain distributions to its stockholders. Distributions in redemption or liquidation of stock or distributions with respect to its stock in excess of earnings and profits accumulated in years beginning after December 31, 1951, are treated as a distribution from the excess bad debt reserve. When such a distribution takes place and it is treated as from the excess bad debt reserve, the thrift is required to reduce its reserve by such amount and simultaneously recognize the amount as an item of taxable income increased by the amount of income tax imposed on the inclusion. Dividends not in excess of earnings and profits accumulated since December 31, 1951 will not require inclusion of part or all of the bad debt reserve in taxable income. The Bank has accumulated earnings and profits since December 31, 1951 and has an excess in its bad debt reserve. Distributions in excess of current and accumulated earnings and profits will increase taxable income. Net retained earnings at September 30, 1997 includes approximately $2.9 million for which no provision for federal income tax has been made. See Note 13 to "Notes to Financial Statements".

          Legislation passed by the U.S. Congress and signed by the President in August 1996 contains a provision that repeals the percentage of taxable income method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995. The legislation will trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. At September 30, 1997, the Bank's post-1987 excess reserves amounted to approximately $1.0 million. A special provision suspends recapture of post-1987 excess reserves for up to two years if, during those years, the institution satisfies a "residential loan requirement." This requirement will be met if the principal amount of the institution's residential loans exceeds a base year amount, which is determined by reference to the average of the institution's residential loans during the six taxable years ending before January 1, 1996. However, notwithstanding this special provision, recapture will begin no later than the first taxable year beginning after December 31, 1997. The Bank met the requirement at September 30, 1997.

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

 State Taxation

          Under North Carolina law, the corporate income tax is 7.50% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition, for tax years beginning in 1991, 1992, 1993 and 1994, corporate taxpayers were required to pay a surtax equal to 4%, 3%, 2% and 1%, respectively, of the state income tax otherwise payable by it. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institutions (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

          The North Carolina corporate tax rate will drop to 7.25% in 1998, 7.00% in 1999 and 6.90% thereafter.

                          SUPERVISION AND REGULATION

 Regulation of the Company

          General. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the Conversion. As a bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), the Company is subject to certain regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

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

          There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

          Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public.

          Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

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

          Transactions with Affiliates. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank. Generally, subsidiaries of a bank, other than a bank subsidiary, and certain other types of companies are not considered to be affiliates. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

          Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under
 Section 22(h), loans to directors, executive officers and stockholders who, directly or indirectly, own more than 10% of any class of voting securities of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers or stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features.
 Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

          Deposit Insurance. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Regulation of the Bank - Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the BIF members had been the statutory minimum of $2,000. The Bank's federal deposit insurance premium expense was $70,000 and $318,000, not including a one-time special SAIF assessment incurred for the year ended September 30, 1996, for the years ended September 30, 1997 and 1996, respectively.

          Legislation provided for a one-time assessment of 65.7 basis points for the year ended September 30, 1996 of insured deposits as of March 31, 1995, that fully capitalized the SAIF and had the effect of reducing future SAIF assessments. Accordingly, although the special assessment resulted in a one-time charge to the Bank of approximately $838,000 pre-tax, the recapitalization of the SAIF had the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, both BIF and SAIF members will be assessed an amount for the Financing Corporation Bond payments. BIF members will be assessed approximately 1.3 basis points while the SAIF rate will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of 2.43 basis points.

          Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended ("CRA"). A purpose of this Act is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. During the Bank's last compliance examination the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

          The federal banking regulatory agencies have issued a rewrite of the CRA regulations, which became effective on January 1, 1996, to implement a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. Under the regulations, a savings bank will be evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank will be given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to the service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings will be the same as those that are currently given: "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

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

          An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At September 30, 1997, the Bank had a leverage ratio of 18.91%.

          The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

          At September 30, 1997, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

          Each federal banking agency is required to establish risk-based capital standards that take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages.

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

          Effective June 26, 1996, the federal banking agencies issued a joint policy statement announcing the agencies' election not to adopt a standardized measure and explicit capital charge for interest rate risk at that time. Rather, the policy statement (i) identifies the main elements of sound interest rate risk management, (ii) describes prudent principles and practices for each of those elements, and (iii) describes the critical factors affecting the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. The joint policy statement is not expected to have a material impact on Bank's management of interest rate risk.

          Loans-To-One-Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made under this authority does not exceed 150% of net worth. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

          As of September 30, 1997, the largest aggregate amount of loans which the Bank had to any one borrower was $1.1 million. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

          Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On September 30, 1997, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $2.3 million.

          Each FHLB is required to contribute at least 10% of its reserves and undivided profits to fund the principal and a portion of the interest on certain bonds and certain other obligations which are used to fund the resolution of troubled savings association cases, and to transfer a percentage of its annual net earnings to the Affordable Housing Program. These contributions continue to reduce the FHLB of Atlanta's earnings and the Bank's dividends on its FHLB of Atlanta stock.

          Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of September 30, 1997, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

          Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

          Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On September 30, 1997, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 43%.

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

          Prompt Corrective Regulatory Action. Federal law provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

          Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), effective September 29, 1995, permits adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state. The states may specifically permit interstate acquisitions prior to September 29, 1995, by enacting legislation that provides for such transactions. North Carolina adopted nationwide reciprocal interstate acquisition legislation in 1994.

          Such interstate acquisitions are subject to certain restrictions. States may require the bank or savings bank being acquired to have been in existence for a certain length of time but not in excess of five years. In addition, no bank or saving bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state has specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps.

          The Interstate Banking Act also provides for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may deny interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting branching transactions.

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

          The Company paid cash dividends totaling $0.38 per share during the year ended September 30, 1997, and subsequent to September 30, 1997, declared a special return of capital dividend of $6.00 per share to be paid on January 8, 1998 to shareholders of record as of December 17, 1997.

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

          The Administrator conducts regular examinations of North Carolina-chartered savings banks. The purpose of such examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on a joint basis with the FDIC. In addition, the Administrator is required to conduct an examination of any institution when he has good reason to believe that the standing and responsibility of the institution is of doubtful character or when he otherwise deems it prudent. The Administrator is empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interests of its depositors. The Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or in violation of any other law, rule or regulation.

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

          Future Requirements. Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

 ITEM 2.  PROPERTIES

 Properties

          The following table sets forth the location of the Bank's principal office in Albemarle, North Carolina and its full service branch office in Locust, North Carolina, as well as certain other information relating to these offices as of September 30, 1997. The Bank owns both the Albemarle and Locust offices. The Bank also owns two vacant lots which are adjacent to its Albemarle office, but has no plans for these lots at the present time.

                                                                           Net Book Value            Deposits
             Address                                                         of Property         (In Thousands)
             -------                                                       --------------        --------------
   Albemarle:                                                                  $593,000             $120,892
   155 West South Street
   Albemarle, North Carolina 28001

   Two (2) Vacant Lots                                                          $26,000
   South Second Street
   Albemarle, North Carolina 28001

   Locust:                                                                     $231,000              $20,863
   406 West Main Street
   Locust, North Carolina 28097

                                                                               $850,000             $141,755
                                                                               ========             ========

          The Bank's management considers the property to be in good condition. The total net book value of the Bank's furniture, fixtures and equipment on September 30, 1997 was $308,000.

 ITEM 3.  LEGAL PROCEEDINGS

          In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of the Company's stockholders during the quarter ended September 30, 1997.

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          See the information under the section captioned "Common Stock Information" on page 54 in the Company's 1997 Annual Report, which section is incorporated herein by reference. See "Item 1. DESCRIPTION OF
 BUSINESS--Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

 ITEM 6.  SELECTED FINANCIAL DATA

          The information required by this Item is set forth in the table captioned "Selected Consolidated Financial Data" on page 1 of the Company's 1997 Annual Report which is incorporated herein by reference.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

          The table below sets forth certain performance ratios for the Company for the periods indicated.

                                                                                  Year Ended September 30,
                                                                     -----------------------------------------------
                                                                        1997        1996        1995        1994
                                                                        ----        ----        ----        ----
 Return on Average Assets (Net income divided by average total
    assets)                                                               1.24%       0.30%       1.23%       1.63%

 Return on Average Equity (Net income divided by average
    shareholders' equity                                                  4.70%       2.45%       9.50%      14.22%

 Average Equity to Average Assets Ratio (Average shareholders'
    equity divided by average total assets)                              26.40%      12.23%      12.97%      11.45%

 Interest Rate Spread for the Period                                      2.02%       2.52%       3.59%       4.38%

 Average Interest-Earning Assets to Average Interest-Bearing
    Liabilities                                                         136.08%     112.00%     112.74%     110.19%

 Net Interest Margin                                                      3.46%       3.09%       4.11%       4.72%

 Loan Loss Allowance to Nonperforming Assets at Period End               81.25%      63.69%      12.28%      12.48%

          See also the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 3 through 17 in the Company's 1997 Annual Report which section is incorporated herein by reference.

 ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Pages 4 and 5 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

          Interest Rate Risk Management

          The Company's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

          In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. Management meets monthly to review the Company's interest rate risk position and profitability, and to recommend adjustments for consideration by the Board of Directors. Management also reviews the Bank's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

          In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long- and short-term interest rates.

          Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. First, the Company has structured the security portfolio to shorten the lives of its interest-earning assets. The Company's recent purchases of securities, including mortgage-backed securities have had short or medium terms to maturity. At September 30, 1997, the Company had securities totaling $123.0 million, of which $79.1 million have contractual maturities of five years or less. Mortgage-backed securities amortize and experience prepayments of principal; the Company has received average cash flows from principal paydowns, sales, maturities and calls of securities of $15.4 million annually over the past three fiscal years. The Company also controls interest rate risk reduction by emphasizing non-certificate depositor accounts. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At September 30, 1997, the Company had $15.3 million of regular savings accounts, and $14.3 million of money market, demand and NOW accounts, representing 20.9% of total depositor accounts.

          The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future. Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company and supplementary data set forth on pages 19 through 51 of the Company's 1997 Annual Report are incorporated herein by reference.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          N/A.

                                   PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors - General" on pages 6 and 7 of the Proxy Statement and "Proposal 1 - Election of Directors - Executive Officers" on page 11 of the Proxy Statement, which sections are incorporated herein by reference.

          The information required by this Item regarding compliance with
 Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 5 of the Proxy Statement, which is incorporated herein by reference.


 ITEM 11. EXECUTIVE COMPENSATION

          The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors' Compensation" on pages 8 through 11 and "- Executive Compensation" on pages 11 through 16 of the Proxy Statement, which sections are incorporated herein by reference.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 3 through 5 of the Proxy Statement.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There have been no reportable transactions during the two most recent fiscal years nor are any reportable transactions proposed as of the date of this Form 10-K. See also the section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management" on page 19 of the Proxy Statement, which section is incorporated herein by reference.


                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 14(a)1. Consolidated Financial Statements (contained in the Bank's 1997 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

          (a)     Independent Auditors' Report

          (b)     Statements of Financial Condition as of September 30, 1997 and
                  1996

          (c) Statements of Income for the Years Ended September 30, 1997, 1996 and 1995

          (d) Statements of Equity for the Years Ended September 30, 1997, 1996 and 1995

          (e) Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995

          (f)     Notes to Financial Statements

 14(a)2.  Financial Statement Schedules

          All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

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

          Exhibit (10)(i)       Employment Agreement between Carl M. Hill and
                                Home Savings Bank of Albemarle, Inc., S.S.B.,
                                incorporated herein by reference to the Form 10-
                                K dated September 30, 1996

          Exhibit (10)(ii)      Employment Agreement between R. Ronald Swanner
                                and Home Savings Bank of Albemarle, Inc.,
                                S.S.B., incorporated herein by reference to the
                                Form 10-K dated September 30, 1996

          Exhibit (10)(iii)     1985 Retirement Payment Agreements with Carl M.
                                Hill, R. Ronald Swanner, Caldwell A. Holbrook,
                                Jr. and Joel A. Huneycutt, incorporated herein
                                by reference to the Form 10-K dated September
                                30, 1996

          Exhibit (10)(v)       1995 Retirement Payment Agreements with Carl M.
                                Hill, R. Ronald Swanner, Caldwell A. Holbrook,
                                Jr., Joel A. Huneycutt, Douglas Dwight Stokes
                                and Greg E. Underwood, incorporated herein by
                                reference to the Form 10-K dated September 30,
                                1996

          Exhibit (10)(vi)      Directors Retirement Plan Agreements with Carl
                                M. Hill, R. Ronald Swanner, Caldwell A.
                                Holbrook, Jr., Joel A. Huneycutt, Douglas Dwight
                                Stokes and Greg E. Underwood, incorporated
                                herein by reference to the Form 10-K dated
                                September 30, 1996

          Exhibit (10)(vii)     1985 Supplemental Income Agreements with Carl M.
                                Hill and R. Ronald Swanner, incorporated herein
                                by reference to the Form 10-K dated September
                                30, 1996

          Exhibit (10)(viii)    1995 Supplemental Income Agreements with Carl M.
                                Hill and R. Ronald Swanner, incorporated herein
                                by reference to the Form 10-K dated September
                                30, 1996

          Exhibit (10)(ix)      South Street Financial Corp. Stock Option Plan

          Exhibit (10)(x)       Home Savings Bank of Albemarle, Inc., SSB
                                Management Recognition Plan and Trust Agreement

          Exhibit (11)          Statement Regarding Computation of Per Share
                                Earnings

          Exhibit (12)          Statement Regarding Computation of Ratios

          Exhibit (13)          1997 Annual Report to Security Holders

          Exhibit (21)          See Item 1.  Business for discussion of
                                subsidiaries

          Exhibit (27)          Financial Data Schedule

 14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1997.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOUTH STREET FINANCIAL CORP.


 Date:  December 22, 1997                  By:    /s/ Carl M.  Hill
                                                 ---------------------
                                                 Carl M.  Hill
                                           President and Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 Signature                                           Title                                            Date
 ---------                                           -----                                            ----
 /s/ Carl M. Hill                           President, Chief Executive                          December 22, 1997
 -----------------------------------        Officer and Director
 Carl M.  Hill

 /s/ R. Ronald Swanner                      Executive Vice President,                           December 22, 1997
 -----------------------------------        Secretary and Director
 R.  Ronald Swanner

 /s/ Christopher F. Cranford                Controller and Treasurer                            December 22, 1997
 -----------------------------------
 Christopher F. Cranford

 /s/ Caldwell A. Holbrook,                  Director                                            December 22, 1997
 ----------------------------------
 Caldwell A. Holbrook, Jr.

 /s/ Joel A. Huneycutt                      Director                                            December 22, 1997
 ----------------------------------
 Joel A. Huneycutt

 /s/ Douglas Dwight Stokes                  Director                                            December 22, 1997
 ----------------------------------
 Douglas Dwight Stokes

 /s/ Greg E. Underwood                      Director                                            December 22, 1997
 ----------------------------------
 Greg E. Underwood

                               INDEX TO EXHIBITS

 Exhibit No.                                Description
 -----------                                -----------
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

 Exhibit (10)(i)           Employment Agreement between Carl M. Hill and Home
                           Savings Bank of Albemarle, Inc., S.S.B., incorporated
                           herein by reference to the Form 10-K dated September
                           30, 1996

 Exhibit (10)(ii)          Employment Agreement between R. Ronald Swanner and
                           Home Savings Bank of Albemarle, Inc., S.S.B.,
                           incorporated herein by reference to the Form 10-K
                           dated September 30, 1996

 Exhibit (10)(iii)         1985 Retirement Payment Agreements with Carl M. Hill,
                           R. Ronald Swanner, Caldwell A. Holbrook, Jr. and Joel
                           A. Huneycutt, incorporated herein by reference to the
                           Form 10-K dated September 30, 1996

 Exhibit (10)(v)           1995 Retirement Payment Agreements with Carl M. Hill,
                           R. Ronald Swanner, Caldwell A. Holbrook, Jr., Joel A.
                           Huneycutt, Douglas Dwight Stokes and Greg E.
                           Underwood, incorporated herein by reference to the
                           Form 10-K dated September 30, 1996

 Exhibit (10)(vi)          Directors Retirement Plan Agreements with Carl M.
                           Hill, R. Ronald Swanner, Caldwell A. Holbrook, Jr.,
                           Joel A. Huneycutt, Douglas Dwight Stokes and Greg E.
                           Underwood, incorporated herein by reference to the
                           Form 10-K dated September 30, 1996, incorporated
                           herein by reference to the Form 10-K dated September
                           30, 1996

 Exhibit (10)(vii)         1985 Supplemental Income Agreements with Carl M. Hill
                           and R. Ronald Swanner, incorporated herein by
                           reference to the Form 10-K dated September 30, 1996

 Exhibit (10)(viii)        1995 Supplemental Income Agreements with Carl M. Hill
                           and R. Ronald Swanner

 Exhibit (10)(ix)          South Street Financial Corp. Stock Option Plan

 Exhibit (10)(x)           Home Savings Bank of Albemarle, Inc., SSB Management
                           Recognition Plan and Trust Agreement

 Exhibit (11)              Statement Regarding Computation of Per Share Earnings

 Exhibit (12)              Statement Regarding Computation of Ratios

 Exhibit (13)              1997 Annual Report to Security Holders

Exhibit (21)               See Item 1.  Business for discussion of subsidiaries

Exhibit (27)               Financial Data Schedule

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1997.