Form 10-Q
period 1997-12-31
SOUTH STREET FINANCIAL CORP
filed 1998-02-17
CIK 1014964

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    December 31, 1997
                                    -------------------------------

                                      Or

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________ to _____________________

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

As of February 3, 1998 there were issued and outstanding 4,676,360 shares of the Registrant's common stock, no par value.

                  SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


                                     INDEX


 PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Consolidated statements of financial condition at December 31,
   1997 (Unaudited) and September 30, 1997                                    1


   Consolidated statements of income for the three months ended
   December 31, 1997 and 1996 (Unaudited)                                     2


   Consolidated statements of cash flows for the three months
   ended December 31, 1997 and 1996 (Unaudited)                             3-4

   Notes to consolidated financial statements (Unaudited)                   5-7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8-13


PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                14

   Item 2.  Changes in Securities                                            14

   Item 3.  Defaults upon Senior Securities                                  14

   Item 4.  Submission of Matters to a Vote of Security Holders              14

   Item 5.  Other Information                                                14

   Item 6.  Exhibits and Reports on Form 8-K                                 14

   Signatures                                                                15

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 1997 and September 30, 1997


                                                                      December 31,      September 30,
ASSETS                                                                    1997               1997
-----------------------------------------------------------------------------------------------------
                                                                       (Unaudited)         (Note)*
Cash and cash equivalents:
     Noninterest-bearing deposits                                  $     2,430,000   $      2,457,000
     Interest-bearing deposits                                          18,676,000         19,257,000
     Federal Funds sold                                                 14,930,000          5,930,000
Securities held to maturity                                             19,815,000         21,661,000
Securities available for sale                                           55,201,000         73,886,000
Federal Home Loan Bank stock                                             1,707,000          2,250,000
Loans receivable, net                                                  112,873,000        111,990,000
Real estate acquired in settlement of loans                                 18,000             18,000
Accrued interest receivable                                              1,618,000          1,903,000
Office properties and equipment, net                                     1,131,000          1,158,000
Prepaid expenses and other assets                                          436,000            551,000
                                                                   ----------------------------------
                   Total assets                                    $   228,835,000   $    241,061,000
                                                                   ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------
Liabilities:
    Deposits                                                       $   143,098,000   $    141,755,000


    Advance payments by borrowers for taxes and insurance                  232,000            131,000
    Accounts payable and other liabilities                              29,905,000          2,189,000
    Advances from Federal Home Loan Bank                                21,000,000         35,000,000
    Checks outstanding on disbursement account                             354,000            292,000
                                                                   ----------------------------------
                   Total liabilities                                   194,589,000        179,367,000
                                                                   ----------------------------------
Stockholders' equity:
     Preferred stock, no par value, authorized 5,000,000 shares;
         no shares issued                                                     -                  -
     Common stock, no par value, authorized 20,000,000 shares;
         issued 4,676,360 shares December 31, 1997 and 4,496,500
         shares at September 30, 1997                                         -                  -
     Additional paid-in capital                                         19,006,000         43,684,000
     Unearned Management Recognition Plan                               (2,195,000)              -
     Unrealized gain (loss) on securities available for
         sale, net of tax                                                  (32,000)            69,000
     Note receivable, ESOP                                              (4,222,000)        (4,258,000)
     Retained earnings, substantially restricted                        21,689,000         22,199,000
                                                                   ----------------------------------
              Total stockholders' equity                                34,246,000         61,694,000
                                                                   ----------------------------------
              Total liabilities and stockholders' equity           $   228,835,000   $    241,061,000
                                                                   ==================================

*NOTE: The Consolidated Statement of Financial Condition as of September 30, 1997 has been taken from the audited financial statements of South Street Financial Corp. and Subsidiary at that date.

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended December 31, 1997 and 1996

                                                                                   1997              1996
-------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
Interest income:
   Loans                                                                   $     2,396,000     $    2,476,000
   Mortgage-backed certificates                                                    526,000            195,000
   Securities                                                                    1,106,000            861,000
   Other interest-bearing deposits                                                 263,000            321,000
                                                                           ----------------------------------
                                                                                 4,291,000          3,853,000
Interest expense on deposits and borrowed funds                                  2,287,000          1,935,000
                                                                           ----------------------------------
       Net interest income                                                       2,004,000          1,918,000
Provision for loan losses                                                             -                  -
                                                                           ----------------------------------
       Net interest income after provision for loan losses                       2,004,000          1,918,000
                                                                           ----------------------------------
Noninterest income, other                                                           17,000             27,000
                                                                           ----------------------------------

Noninterest expenses:
   Compensation and benefits                                                     1,693,000            654,000
   Net occupancy                                                                    60,000             87,000
   Federal insurance premium expenses                                               22,000               -
   Data processing                                                                  51,000             64,000
   Other                                                                           196,000            181,000
                                                                           ----------------------------------
                                                                                 2,022,000            986,000
                                                                           ----------------------------------
       Income (loss) before income taxes                                            (1,000)           959,000
Income taxes                                                                          -               328,000
                                                                           ----------------------------------

       Net Income (loss)                                                   $        (1,000)    $      631,000
                                                                           ==================================


Basic earnings per share                                                   $         (0.02)    $         0.15
                                                                           ==================================
Diluted earning per share                                                  $         (0.02)    $         0.15
                                                                           ==================================

Dividends declared per share                                               $          0.10     $         0.08
                                                                           ==================================

Average number of Basic shares outstanding                                       4,209,968          4,138,606
                                                                           ==================================

Average number of Diluted shares outstanding                                     4,346,828          4,142,267
                                                                           ==================================


See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 1997 and 1996


                                                                                     1997                 1996
----------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Cash Flows from Operating Activities
 Net income                                                                    $     (1,000)       $     631,000
 Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                             -                    -
   Net accretion of premiums and discounts on securities                            (46,000)              10,000
   Amortization of deferred loan fees                                                52,000              (33,000)
   Gain on sale of real estate acquired in settlement of loans                            -                    -
   Gain on sale of fixed assets                                                           -               (2,000)
   Provision for depreciation                                                        29,000               28,000
   Vested ESOP expense                                                              124,000                    -
   Vested Management Recognition Plan                                               998,000                    -
   Deferred Income Taxes                                                            340,000              (16,000)
   (Increase) Decrease in assets:
      Accrued interest receivable                                                   285,000             (553,000)
      Prepaid and other assets                                                      113,000            1,468,000

  Increase (Decrease) in liabilities:
      Accounts payable and other liabilities                                       (673,000)          (1,769,000)
      Interest payable                                                             (111,000)             (47,000)
      Checks outstanding on disbursement
        accounts                                                                     62,000             (483,000)
                                                                               ---------------------------------
         Net cash provided by operating activities                                1,172,000             (766,000)
                                                                               ---------------------------------



Cash Flows from Investing Activities
  Purchases of securities held to maturity                                                -          (19,307,000)
  Purchases of securities available for sale                                              -          (40,354,000)
  Redemption of FHLB stock                                                          543,000                    -
  Proceeds from maturities and recalls of securities available
     for sale                                                                    18,581,000                    -
  Principal collected on securities held to maturity                              1,828,000              171,000
  Loan originations and principal payments on loans, net                           (871,000)          (1,041,000)
  Purchase of office properties and equipment                                        (2,000)             (26,000)
  Proceeds from sale of fixed assets                                                      -               15,000
  Proceeds from sale of foreclosed real estate                                            -                    -
                                                                               ---------------------------------
        Net cash provided by (used in) investing activities                      20,079,000          (60,542,000)
                                                                               ---------------------------------
                                                   (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 1997 and 1996

                                                                              1997                 1996
-----------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net increase (decrease) in deposits                                  $   1,454,000       $  (52,236,000)
    Net increase (decrease) in advance payments by borrowers for
         taxes and insurance                                                   101,000              115,000
    Proceeds received from issuance of common stock
         net of stock issuance costs incurred                                        -           43,661,000
    Principal receipts for ESOP debt                                            36,000              100,000
    Note receivable originated to ESOP                                               -           (4,528,000)
    Dividends paid to stockholders                                            (450,000)                   -
    Proceeds from Federal Home Loan Bank borrowings                        (14,000,000)          25,000,000
                                                                         ----------------------------------
         Net cash provided by financing activities                         (12,859,000)          12,112,000
                                                                         ----------------------------------

         Increase (decrease) in cash and cash equivalents                    8,392,000          (49,196,000)
Cash and cash equivalents:
    Beginning                                                               27,644,000           62,135,000
                                                                         ----------------------------------
    Ending                                                               $  36,036,000       $   12,939,000
                                                                         ==================================

Supplemental Disclosures of Cash Flow Information
    Cash and cash equivalents:
         Cash and short-term investments:
                   Noninterest-bearing                                   $   2,430,000       $    2,301,000
                   Interest-bearing                                         33,606,000           10,638,000
                                                                         ----------------------------------
                                                                         $  36,036,000       $   12,939,000
                                                                         ==================================

Net change in unrealized (gain) loss on securities available for sale,
         net of deferred taxes (credits)                                 $    (102,000)      $     (117,000)
                                                                         ==================================

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Nature of Business

Prior to October 2, 1996, Home Savings Bank of Albemarle, Inc., S.S.B. (the "Bank") operated as a mutual North Carolina-chartered savings bank. On October 2, 1996, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by South Street Financial Corp., a North Carolina corporation (the "Company") which was organized to become the holding company for the Bank. At that time, the Company had an initial public offering of its common stock, no par value (the "Common Stock").

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's office is located at 155 West South Street, Albemarle, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering which half of proceeds were retained at the holding company level, holding the indebtedness outstanding from the Home Savings Bank of Albemarle, Inc., SSB Employee Stock Ownership Plan (the "ESOP") and owning the Bank. The Company's principal sources of income are earnings on its investments and interest payments received from the ESOP with respect to the ESOP loan. In addition, the Company will receive any dividends which are declared and paid by the Bank on its capital stock.

The Bank was originally chartered in 1911. It has been a member of the Federal Home Loan Bank ("FHLB") system since 1954 and its deposits are federally insured up to allowable limits. The Bank is engaged primarily in the business of attracting retail deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank makes mortgage loans secured by residential real property, including one-to-four family residential real estate loans, home equity line of credit loans and other subordinate lien loans, loans secured by improved nonresidential real property, loans secured by undeveloped real property and construction loans. The Bank also makes a limited number of loans which are not secured by real property, such as loans secured by savings accounts. The Bank's primary source of revenue is interest income from its lending activities. The Bank's other major sources of revenue are interest and dividend income from investments and mortgage backed securities, interest income from its interest-bearing deposit balances in other depository institutions and fee income from its lending and deposit activities. The major expenses of the Bank are interest on deposits and noninterest expenses such as compensation and fringe benefits, federal deposit insurance premiums, data processing expenses and branch occupancy and related expenses.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Home Savings Bank. The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1998.

The accounting policies of the company followed are as set forth in Note 1 of the Notes to Financial Statements in the 1997 Home Savings financial statements.


Note 3.  Earnings Per Share

The Company's basic earnings per share for the three month period ended December 31, 1997 and 1996 is based on net income earned divided by the weighted average number of shares outstanding from the beginning of the three month periods to the end of the three month periods and diluted earning per share is adjusted for the conversion, exercise or issuance, of all potential common stock instruments. For purposes of this computation, the number of shares of common stock purchased by the Bank's employee stock ownership plan which have not been allocated to participant accounts are not assumed to be outstanding.

Note 4.  Dividends Declared

On December 8, 1997, the Company's Board of Directors declared a dividend of $.10 a share for shareholders of record as of December 26, 1997 and payable on January 15, 1998. In addition, on December 8, 1997, the Board of Directors of Home Savings declared an upstream dividend of $238,148 to the Company, which was paid on January 12, 1998. Also on December 8, 1997, the Company declared a special return of capital of $6.00 per share to be paid on January 8, 1998 to shareholders of record as of December 17, 1998.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 5.  Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank ("FHLB") at December 31, 1997 consist of the following:

Advances due FHLB, interest at 5.98%, due June, 1998                                 $  15,000,000
Advances due FHLB, interest at 6.05%, due March 18, 1998                                 6,000,000
                                                                                     -------------
                                                                                     $  21,000,000
                                                                                    ==============

Note 6.  Stock Option Plan and the Bank's Management Recognition Plan

The Company's stockholders approved the Company's Stock Option Plan and the Bank's Management Recognition Plan and the Trust (the "MRP") on October 15, 1997. The Stock Option Plan reserves for issuance up to 449,650 stock options to all officers, directors, and employees at the time of the adoption either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's common stock at date of grant. The options awarded to employees, which have not yet been granted will vest at the rate of 25% annually beginning at the date of grant. Options granted to nonemployee directors will vest immediately on the date of grant. As permitted under the generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost will be recognized on the grant date of any options.

The MRP reserved for issuance 179,860 shares of common stock to all officers, directors, and employees at the time of adoption. The Bank issued shares to fund the MRP in October of 1997. The restricted common stock under the MRP vests at the rate of 25% annually beginning at the date of grant.

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

Comparison of Financial Condition at December 31, 1997 and September 30, 1997:

Total assets decreased by $12.2 million or 5.1%, to $228.8 million at December 31, 1997 from $241.0 million at September 30, 1997. The decrease in assets was primarily attributable to a decrease in liquidity and investment securities which were used for repayment of the advances from Federal Home Loan Bank in the amount of $14.0 million and the redemption of FHLB stock in the amount of $543,000.

Net loans receivable increased by $883,000 or 0.7% to $112.8 million at December 31, 1997 from $111.9 million at September 30, 1997. Such loan growth has been typical for the Bank, which operates in a lending market that has sustained stable loan demand over the past several years. Investment securities held to maturity decreased $1.8 million or 8.5%, to $19.8 million at December 31, 1997 from $21.6 million at September 30, 1997. Likewise, investment securities classified as available for sale decreased $18.6 million or 25.3%, to $55.2 million at December 31, 1997 from $73.8 million at September 30, 1997. The Bank had borrowings of $21.0 million outstanding at the end of the three month period ended December 31, 1997 and $35.0 million at the end of the three month period ended September 30, 1997. The borrowings were used to finance the purchase of investment securities which management has determined will provide a profitable return. The Bank has guaranteed the repayment of the ESOP's note payable to the Company which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company. The Company's note receivable from the ESOP totaling $4.2 million, net of $36,000 principal repayment made during the three months ended December 31, 1997, is reported as a reduction of stockholders' equity. Retained earnings decreased by $510,000 to $21.7 million at December 31, 1997, which is attributable to the Company's consolidated losses during the three months ended December 31, 1997, less dividends accrued at December 31, 1997 in the amount of $468,000. Additional paid-in capital decreased by $24.7 million to $19 million at December 31, 1997 from $43.6 million at September 30, 1997. The decrease was primarily attributable to a one time special dividend (return of capital) accrued at December 31, 1997 in the amount of $28.0 million offset by increases due to MRP transactions.

At December 31, 1997, the Company's stockholders' equity amounted to $34.2 million, or 15% of total assets. As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Comparison of Financial Condition at June 30, 1997 and September 30, 1996:
(Continued)

The Bank's level of nonperforming loans, defined as loans past due 90 days or more was $364,000 and $510,000 at December 31, 1997 and September 30, 1997, respectively. During the three month periods ended December 31, 1997 and 1996, the Bank's level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding, and the Bank's charge-offs of loans was minimal. Management determined based on their analysis that no loan loss provisions were necessary during the first quarter of fiscal 1998.

The Company's stockholders approved the Company's Stock Option Plan and the Bank's Management Recognition Plan and Trust (the"MRP") on October 15, 1997. The Stock Option Plan reserves for issuance up to 449,650 stock options to all officers, directors, and employees at the time of the adoption in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options was set at $12.00 per share by The Stock Option Plan Committee on January 20, 1998, determined to be fair value at that date. The options awarded to employees will vest at the rate of 25% annually beginning at the date of grant, January 20, 1998. Options granted to nonemployee directors will vest immediately on the date of grant. As permitted under the generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost will be recognized on the grant date of any options. The MRP reserved for issuance 179,860 shares of common stock to all officers, directors, and employees at the time of the adoption. The Bank issued shares to fund the MRP in October of 1997. The restricted common stock under the MRP vests at the rate of 25% annually beginning at the date of grant.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Three Ended December 31, 1997 and 1996:

General. Net loss for the three months ended December 31, 1997 was $1000.00, or $632,000 less than the $631,000 earned during the same period in 1996. As discussed below, the decrease in net income was primarily attributable to the expensing of the Management Recognition Plan in the amount of $998,000. This expense represents the immediate vesting of 25% in October 1997, and three months accrual of the next 25% vesting period. The monthly recognition of the MRP expense over the next three years will be $66,000.

Interest income. Interest income increased by $438,000 from $3.8 million for the three months ended December 31, 1996 to $4.3 million for the three months ended December 31, 1997. These increases were attributable in part to a slight overall increase in market interest rates but were principally affected by a change in the volume of interest-earning assets outstanding.

Interest Expense. Interest expense on deposits and borrowed funds increased by $352,000 from $1.93 million for the three months ended December 31, 1996 to $2.29 million for the three months ended December 31, 1997. The increase was primarily due to an increase in the volume of interest-bearing deposits and borrowed funds for the three months ended December 31, 1997 compared to the same period in 1996. Home Savings prices its deposits to be at or near the top of the market because of its dependence on the local market for funds availability. Interest expense incurred from the Federal Home Loan Bank advances amounted to $452,000 for the quarter ended December 31, 1997 compared to $64,000 for the quarter ended December 31, 1996.

Net interest income. Net interest income increased by $86,000 from $1.9 million for the three months ended December 31, 1996 to $2.0 million for the three months ended December 31, 1997. This increase resulted from the combination of an increase in the volume of interest-earning assets in excess of an increase in the volume of interest-bearing liabilities during a period of steady to slightly decreasing interest rate spreads. The Bank's interest rate spread decreased primarily because its deposits were more rate sensitive than its interest-earning assets, while overall market interest rates were higher during the three month period ended December 31, 1997 as compared to the same period in 1996.

Provision for loan losses. There were no provisions for loan losses charged to income during the three months ended December 31, 1997. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Provision for loan losses. (Continued)

Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Bank's charge-offs of loans during the three period ended December 31, 1997 and 1996 was minimal.

At December 31, 1997, the Bank's level of general valuation allowances for loan losses amounted to $429,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest income. Noninterest income decreased by $10,000 from $27,000 for the three month period ended December 31, 1996 to $17,000 for the three month period ended December 31, 1997. This decrease was attributable to a decrease in various small items during the three months ended December 31, 1997 as compared to the same period in 1996.

Noninterest expense. Noninterest expense increased by $1,036,000 from $986,000 for the three month period ended December 31, 1996 to $2,022,000 for the three month period ended December 31, 1997. The increase in noninterest expense is principally due to an increase in benefits expense associated with the establishment of an ESOP and the Management Recognition Plan as discussed below.

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

The MRP reserved for issuance 179,860 shares of common stock to all officers, directors and employees on the adoption date of October 15, 1997. The Bank issued shares to fund the MRP in October of 1997. The restricted common stock under the MRP vests at the rate of 25% annually. The expense recorded in the three months ended December 31, 1997 represents the immediate vesting of 25% and three months accrual of the next 25% vesting amount.

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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Capital Resources and Liquidity (Continued)

During the three month period ended December 31, 1997, cash and cash equivalents, a significant source of liquidity, increased by approximately $8.4 million. This increase is a direct result of the Company's proceeds from maturities and sales of securities. Cash flow resulting from internal operating activities provided for an increase of $1,172,000 in cash during the three month period ended December 31, 1997. Financing activities, principally the repayment of Federal Home Loan Bank borrowings in the amount of $14.0 million provided for a decrease of $12.9 million in cash. Investing activities, principally proceeds from maturities and sales of securities for $18.6 million provided an additional $20.1 million.

As a state chartered stock savings bank, Home Savings must meet certain liquidity requirements which are established by the Administrator. Home's liquidity ratio at December 31, 1997, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, Home Savings believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires Home Savings to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders' equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. Home Savings complied with all of the capital requirements of both the FDIC and the Administrator at December 31, 1997.

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

Year 2000. At the turn of the century, computer-based information systems will be faced with the problems potentially affecting hardware, software, networks, processing platforms, as well as customer and vendor interdependencies. The Company has established a committee and is in the process of assessing the effect of Year 2000 on the Bank's operating plans and systems. The Company is developing a plan for identifying, renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. The cost for becoming Year 2000 compliant has not been determined, however, management feels it will note be material to the Company's financial statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Market Risk Factors

Interest Rate Risk. One of the principal risks for the bank is interest rate risk. One of the Bank's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. Historically, the Bank has been a mortgage lender so the loan portfolio continues to have a large number of mortgage loans with maturities that are considerably longer than for the deposits that fund those loans. Thus, an upward movement in the market rate of interest would result is the cost of deposits increasing at a faster rate than the rate on loans. The principal strategy of the Bank over the past several years has been to emphasize the investment of excess cash in short or intermediate term interest-earning assets, the solicitation of transaction deposits accounts which are less sensitive to changes in interest rates and can be repriced rapidly.

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

            Not applicable

    Item 3. Defaults Upon Senior Securities

            Not applicable

    Item 4. Submission of Matters to a Vote of Security Holders

            A special meeting of the Stockholders was held on October 15, 1997. The proposals were to approve a Stock Option Plan and a Management Recognition Plan. The Stock Option Plan was approved by receiving 86.9% of the vote cast, and the Management Recognition Plan was approved by receiving 84.5% of the vote cast.

    Item 5. Other Information

            Not applicable

    Item 6. Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 Exhibit (27) Financial Data Schedule

            (b)  Reports on Form 8-K

                 On December 4, 1997, the Company filed an 8-K with SEC reporting under Item 5. Other Events, the declaration of a special one-time dividend of $6.00 for each share of the Company's issued and outstanding common stock.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         South Street Financial Corp.

     Dated  2/12/98                      By: /s/ Carl M. Hill
          --------------                     ----------------
                                              Carl M. Hill
                                         President and Chief Executive Officer

     Dated  2/12/98                      By: /s/ Christopher F. Cranford
          --------------                     ---------------------------
                                             Christopher F. Cranford
                                         Treasurer and Controller