Form 10-Q
period 1998-03-31
SOUTH STREET FINANCIAL CORP
filed 1998-05-13
CIK 1014964

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington  D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the quarterly period ended    March 31, 1998
                                    -----------------
                                       Or
 [____] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_____________________to____________________


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

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                      --------     --------

As of May 10, 1998 there were issued and outstanding 4,676,720 shares of the Registrant's common stock, no par value.

                  SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


                                     INDEX


 PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Consolidated statements of financial condition at March 31, 1998
     (Unaudited) and September 30, 1997                                    1


     Consolidated statements of income for the three months ended
     March 31, 1998 and 1997 (Unaudited)                                   2


     Consolidated statements of income for the six months ended
     March 31, 1998 and 1997 (Unaudited)                                   3

     Consolidated statements of cash flows for the six months
     ended March 31, 1998 and 1997 (Unaudited)                           4-5

     Notes to consolidated financial statements (Unaudited)              6-8


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      9-13

Item 3.  Quantitative and Qualitative disclosures about Market Risk       14


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                        15-16

     Item 2.  Changes in Securities and Use of Proceeds                15-16

     Item 3.  Defaults upon Senior Securities                          15-16

     Item 4.  Submission of Matters to a Vote of Security Holders      15-16

     Item 5.  Other Information                                        15-16

     Item 6.  Exhibits and Reports on Form 8-K                         15-16

     Signatures                                                        17-18

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 1998 and September 30, 1997


                                                                       March 31,       September 30,
ASSETS                                                                    1998              1997
----------------------------------------------------------------------------------------------------
                                                                      (Unaudited)         (Note)*
Cash and cash equivalents:
  Noninterest-bearing deposits                                     $    2,454,000   $      2,457,000
  Interest-bearing deposits                                            31,929,000         19,257,000
  Federal Funds sold                                                    5,430,000          5,930,000
Securities held to maturity                                            18,126,000         21,661,000
Securities available for sale                                          44,177,000         73,886,000
Federal Home Loan Bank stock                                            1,707,000          2,250,000
Loans receivable, net                                                 110,284,000        111,990,000
Real estate acquired in settlement of loans                                18,000             18,000
Accrued interest receivable                                             1,373,000          1,903,000
Office properties and equipment, net                                    1,103,000          1,158,000
Prepaid expenses and other assets                                         376,000            551,000
                                                                    --------------------------------
      Total assets                                                 $  216,977,000   $    241,061,000
                                                                 ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------
Liabilities:
 Deposits                                                          $  146,882,000   $    141,755,000
 Advance payments by borrowers for taxes and insurance                    338,000            131,000
 Accounts payable and other liabilities                                 2,206,000          2,189,000
 Advances from Federal Home Loan Bank                                  15,000,000         35,000,000
 Notes payable                                                         18,000,000                  -
 Checks outstanding on disbursement account                               111,000            292,000
                                                                 -----------------------------------
       Total liabilities                                              182,537,000        179,367,000
                                                                 -----------------------------------

Stockholders' equity:
  Preferred stock, no par value, authorized 5,000,000 shares;
   no shares issued                                                             -                  -
  Common stock, no par value, authorized 20,000,000 shares;
   issued 4,676,360 shares March 31, 1998 and 4,496,500
   shares at September 30, 1997                                                 -                  -
  Additional paid-in capital                                           19,048,000         43,684,000
  Unearned Management Recognition Plan                                 (1,995,000)                 -
  Unrealized gain (loss) on securities available for
   sale, net of tax                                                        15,000             69,000
  Note receivable, ESOP                                                (4,186,000)        (4,258,000)
  Retained earnings, substantially restricted                          21,558,000         22,199,000
                                                                 -----------------------------------
     Total stockholders' equity                                        34,440,000         61,694,000
                                                                 -----------------------------------
     Total liabilities and stockholders' equity                    $  216,977,000   $    241,061,000
                                                                 ===================================

*NOTE: The Consolidated Statement of Financial Condition as of September 30, 1997 has been taken from the audited financial statements of South
Street Financial Corp. and Subsidiary at that date.

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 1998 and 1997


                                                                              1998              1997
-------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
Interest income:
   Loans                                                       $            2,383,000  $      2,454,000
   Mortgage-backed certificates                                               457,000           522,000
   Securities                                                                 875,000         1,191,000
   Other interest-bearing deposits                                            330,000           102,000
                                                             ------------------------------------------
                                                                            4,045,000         4,269,000
Interest expense on deposits and borrowed funds                             2,459,000         2,187,000
                                                             ------------------------------------------
       Net interest income                                                  1,586,000         2,082,000
Provision for loan losses                                                           -                 -
                                                             ------------------------------------------
       Net interest income after provision for loan losses                  1,586,000         2,082,000
                                                             ------------------------------------------
Noninterest income, other                                                      67,000            30,000
                                                             ------------------------------------------

Noninterest expenses:
   Compensation and benefits                                                  875,000           661,000
   Net occupancy                                                               63,000            51,000
   Federal insurance premium expenses                                          22,000            25,000
   Data processing                                                             56,000            56,000
   Other                                                                      198,000           157,000
                                                             ------------------------------------------
                                                                            1,214,000           950,000
                                                             ------------------------------------------
       Income before income taxes                                             439,000         1,162,000
Income taxes                                                                  179,000           433,000
                                                             ------------------------------------------

       Net Income                                              $              260,000  $        729,000
                                                             ==========================================


Basic earnings per share                                       $                 0.06  $           0.18
                                                             ==========================================

Diluted earnings per share                                                       0.06  $           0.18
                                                             ==========================================

Dividends declared per share                                   $                 0.10  $           0.10
                                                             ==========================================

Average number of Basic shares outstanding                     $            4,170,349  $      4,149,876
                                                             ==========================================

Average number of Diluted shares outstanding                   $            4,170,349  $      4,149,876
                                                             ==========================================


See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended March 31, 1998 and 1997



                                                                            1998                 1997
--------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
Interest income:
   Loans                                                       $            4,779,000  $      4,930,0000
   Mortgage-backed certificates                                               983,000            718,000
   Securities                                                               1,981,000          2,051,000
   Other interest-bearing deposits                                            593,000            423,000
                                                             -------------------------------------------
                                                                            8,336,000          8,122,000
Interest expense on deposits and borrowed funds                             4,746,000          4,123,000
                                                             -------------------------------------------
       Net interest income                                                  3,590,000          3,999,000
Provision for loan losses                                                           -                  -
                                                             -------------------------------------------
       Net interest income after provision for loan losses                  3,590,000          3,999,000
                                                             -------------------------------------------
Noninterest income, other                                                      84,000             58,000
                                                             -------------------------------------------

Noninterest expenses:
   Compensation and benefits                                                2,568,000          1,315,000
   Net occupancy                                                              123,000            139,000
   Federal insurance premium expenses                                          44,000             25,000
   Data processing                                                            107,000            111,000
   Other                                                                      394,000            346,000
                                                             -------------------------------------------
                                                                            3,236,000          1,936,000
                                                             -------------------------------------------
       Income before income taxes                                             438,000          2,121,000
Income taxes                                                                  179,000            761,000
                                                             -------------------------------------------

       Net Income                                              $              259,000  $       1,360,000
                                                             ===========================================


Basic earnings per share                                       $                 0.06  $            0.33
                                                             ===========================================

Diluted earnings per share                                     $                 0.06  $            0.33
                                                             ===========================================

Dividends declared per share                                   $                 0.20  $            0.18
                                                             ===========================================

Average number of Basic shares outstanding                                  4,157,224          4,149,876
                                                             ===========================================

Average number of Diluted shares outstanding                                4,157,224          4,149,876
                                                             ===========================================


See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 1998 and 1997



                                                                                   1998                   1997
----------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Cash Flows from Operating Activities
 Net income                                                              $          259,000   $        1,360,000
 Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Provision for loan losses                                                             -                    -
   Net accretion of premiums and discounts on securities                           (125,000)              (8,000)
   Amortization of deferred loan fees                                               (78,000)             (33,000)
   Gain on sale of fixed assets                                                           -               (4,000)
   Provision for depreciation                                                        56,000               56,000
   Vested ESOP expense                                                              219,000                    -
   Vested Management Recognition Plan                                             1,198,000                    -
   Deferred Income Taxes                                                            125,000             (256,000)
   (Increase) Decrease in  assets:
     Accrued interest receivable                                                    530,000           (1,096,000)
     Prepaid and other assets                                                       175,000            1,600,000
  Increase (Decrease) in liabilities:
     Accounts payable and other liabilities                                          17,000           (1,960,000)
      Interest payable                                                                6,000               82,000
     Checks outstanding on disbursement
        accounts                                                                   (181,000)            (364,000)
                                                                  ----------------------------------------------
       Net cash provided (used) by operating activities                           2,201,000             (623,000)
                                                                  ----------------------------------------------


Cash Flows from Investing Activities
  Purchases of securities held to maturity                                                -          (19,307,000)
  Purchases of securities available for sale                                     (8,072,000)         (56,264,000)
  Redemption (Purchase) of FHLB stock                                               543,000           (1,359,000)
  Proceeds from maturities and recalls of securities available
      for sale                                                                   37,854,000            4,000,000
  Principal collected on securities held to maturity                              3,500,000            1,596,000
  Loan originations and principal payments on loans, net                          1,738,000             (796,000)
  Purchase of office properties and equipment                                        (2,000)             (33,000)
  Proceeds from sale of fixed assets                                                      -               30,000
                                                                  ----------------------------------------------
         Net cash provided (used) by investing activities                        35,561,000          (72,133,000)
                                                                  ----------------------------------------------

                                               (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended March 31, 1998 and 1997



                                                                               1998                 1997
-----------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net increase (decrease) in deposits                               $        5,121,000   $      (52,051,000)
  Net increase (decrease) in advance payments by borrowers for
       taxes and insurance                                                     207,000              236,000
  Proceeds received from issuance of common stock
       net of stock issuance costs incurred                                          -           43,645,000
  Principal receipts for ESOP debt                                              72,000              129,000
  Note receivable originated to ESOP                                                 -           (4,528,000)
  Proceeds from issuance of short-term debt                                 18,000,000                    -
  Dividends paid to stockholders                                           (28,993,000)            (330,000)
  Proceeds from Federal Home Loan Bank borrowings                          (20,000,000)          35,000,000
                                                                  -----------------------------------------
       Net cash provided (used) by financing activities                    (25,593,000)          22,101,000
                                                                  -----------------------------------------

       Increase (decrease) in cash and cash equivalents                     12,169,000          (50,655,000)
Cash and cash equivalents:
  Beginning                                                                 27,644,000           62,135,000
                                                                  -----------------------------------------
  Ending                                                            $       39,813,000   $       11,480,000
                                                                  =========================================

Supplemental Disclosures of Cash Flow Information
  Cash and cash equivalents:
      Cash and short-term investments:
             Noninterest-bearing                                    $        2,454,000   $        2,498,000
             Interest-bearing                                               31,929,000            4,722,000
             Federal Funds Sold                                              5,430,000            4,260,000
                                                                  -----------------------------------------
                                                                    $       39,813,000   $       11,480,000
                                                                  =========================================


Net change in unrealized (gain) loss on securities available
      for sale, net of deferred taxes (credits)                     $          (54,000)  $         (382,000)
                                                                  =========================================


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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1997, which is taken from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Home Savings Bank. The results of operations for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1998.

The accounting policies of the company followed are as set forth in Note 1 of the Notes to Financial Statements in the 1997 Home Savings financial statements.


Note 3.   Earnings Per Share

The Company's Basic earnings per share for the three and six month periods ended March 31, 1998 and 1997 is based on net income earned divided by the weighted average number of shares outstanding from the beginning of the three and six months period to the end of the three and six month periods and diluted earnings per share is adjusted for the conversion, exercise or issuance of all potential common stock instruments. For purposes of this computation, the number of shares of common purchased by the Bank's employee stock ownership plan which have not been allocated to participant accounts are not assumed to be outstanding.

Note 4.   Dividends Declared

On March 9, 1998, the Board of Directors of South Street Financial Corp. declared a dividend of $ .10 a share for stockholders of record as of March 25, 198 and payable on April 8, 1998. In addition, on March 9, 1998, the Board of Directors of Home Savings declared an upstream dividend of $467,636 to South Street Financial Corp.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 5.      Notes Payable and Advances From Federal Home Loan Bank

Notes payable at March 31, 1998 consist of the following:

  Note payable to Bankers' Bank, interest at 8.00%, due December, 1998     $     18,000,000

Advances from the Federal Home Loan Bank ("FHLB") at March 31, 1998 consist of the following:

  Advances due FHLB, interest at 5.98%, due June, 1998                     $     15,000,000


Note 6.  Stock Option Plan and the Bank's Management Recognition Plan

The Company's stockholders approved the Company's Stock Option Plan and the Bank's Management Recognition Plan and the Trust (the "MRP") on October 15, 1997. The Stock Option Plan reserves for issuance up to 449,650 stock options to all officers, directors, and employees at the time of the adoption either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's common stock at date of grant. The options awarded to employees, which have not yet been granted will vest at the rate of 25% annually beginning at the date of grant. Options granted to non-employee directors will vest immediately on the date of grant. As permitted under the generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost will be recognized on the grant date of any options.

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

Comparison of Financial Condition at March 31, 1998 and September 30, 1997:

Total assets decreased by $24.1 million or 10.0%, to $216.9 million at March 31, 1998 from $241.0 million at September 30, 1997. The decrease in assets was primarily attributable to a decrease in liquidity and investment securities which were used for repayment of the advances from Federal Home Loan Bank in the amount of $20.0 million.

Net loans receivable decreased by $1.7 million or 1.5% to $110.3 million at March 31, 1998 from $111.9 million at September 30, 1997. Investment securities held to maturity decreased $3.5 million or 16.3%, to $18.1 million at March 31, 1998 from $21.6 million at September 30, 1997. Likewise, investment securities classified as available for sale decreased $29.7 million or 40.2%, to $44.1 million at March 31, 1998 from $73.8 million at September 30, 1997. The decrease was primarily due to the repayment of $20 million in borrowing from the FHLB. The Bank had borrowings of $33.0 million outstanding at the end of the three month period ended March 31, 1998 and $35.0 million at the end of September 30, 1997. The borrowings of $15.0 million were used to finance the purchase of investment securities which management has determined will provide a profitable return as an arbitrage. The Company also borrowed $18.0 million to help pay a special one time dividend of $28.0 million to its stockholders. These funds will be repaid in October 1998. The Bank has guaranteed the repayment of the ESOP's note payable to the Company which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company. The Company's note receivable from the ESOP totaling $4.2 million, net of $72,000 principal repayment made during the six months ended March 31, 1998, is reported as a reduction of stockholders' equity. Retained earnings decreased by $641,000 to $21.6 million at March 31, 1998, which is attributable to the Company's dividends accrued at March 31, 1998 of 468,000. Additional paid-in capital decreased by $24.6 million to $19.0 million at March 31, 1998 from $43.6 million at September 30, 1997. The decrease was primarily attributable to a one time special dividend (return of capital) paid on January 8, 1998 in the amount of $28.0 million.

At March 31, 1998, the Company's stockholders' equity amounted to $34.4 million, or 15.9% of total assets. As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Comparison of Financial Condition at March 31, 1998 and September 30, 1997:
(Continued)

The Bank's level of nonperforming loans, defined as loans past due 90 days or more was $468,000 and $510,000 at March 31, 1998 and September 30, 1997,
respectively. During the three month periods ended March 31, 1998 and 1997, the Bank's level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding, and the Bank's charge-offs of loans was minimal. Management determined based on their analysis that no loan loss provisions were necessary during the first two quarters of fiscal 1998.

The Company's stockholders approved the Company's Stock Option Plan and the Bank's Management Recognition Plan and Trust (the"MRP") on October 15, 1997.
The Stock Option Plan reserves for issuance up to 449,650 stock options to all officers, directors, and employees at the time of the adoption in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options was set at $12.00 per share by The Stock Option Plan Committee on January 20, 1998, determined to be fair value at that date. The options awarded to employees will vest at the rate of 25% annually. On January 20, 1998, the date of grant, 89,930 options were granted to employees. Options granted to nonemployee directors immediately on that date amounted to 89,930. As permitted under the generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost will be recognized on the grant date of any options. The MRP reserved for issuance 179,860 shares of common stock to all officers, directors, and employees at the time of the adoption. The Bank issued shares to fund the MRP in October of 1997. The restricted common stock under the MRP vests at the rate of 25% annually beginning at the date of grant.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Comparison of Operating Results for the Three and Six Months Ended March 31, 1998 and 1997:

General. Net income for the three month and six month periods ended March 31, 1998 was $260,000 and $259,000 respectively, or $469,000 and $1.1 million less than the $729,000 and $1.3 million earned during the same period in 1997. As discussed below, the decrease in net income was primarily attributable to the expensing of the cost of the Management Recognition Plan (MRP) shares in the amount of $200,000 for the three months period ended March 31, 1998 and in the amount of $1.2 million for the six months period ended March 31, 1998. This expense represents the immediate vesting of 25% of the MRP shares in October 1997, and six months accruals of the next 25% vesting period. The monthly recognition of the MRP expense over the next three years will be $66,000.

Interest income. Interest income decreased by $224,000 from $4.2 million for the three months ended March 31, 1997 to $4.0 million for the three months ended March 31, 1998. Interest income increased by $214,000 from $8.1 million for the six months ended March 31, 1997 to $8.3 million for the six months ended March 31, 1998. The increases were attributable in part to a slight overall increase in market interest rates but were principally affected by a change in the volume of interest-earning assets outstanding.

Interest Expense. Interest expense on deposits and borrowed funds increased by $272,000 from $2.18 million for the three months ended March 31, 1997 to $2.45 million for the three months ended March 31, 1998. Interest expense on deposits and borrowed funds increased by $623,000 from $4.12 million for the six months ended March 31, 1997 to $4.74 million for the six months ended March 31, 1998. The increase was primarily due to an increase in the volume of interest-bearing deposits and borrowed funds for the six months ended March 31, 1998 compared to the same period in 1997. Home Savings prices its deposits to be at or near the top of the market because of its dependence on the local market for funds availability. Interest expense incurred from the Federal Home Loan Bank advances amounted to $298,000 for the quarter ended March 31, 1998 compared to $386,000 for the quarter ended March 31, 1997.

Net interest income. Net interest income decreased by $496,000 from $2.1 million for the three months ended March 31, 1997 to $1.6 million for the three months ended March 31, 1998. Net interest income decreased by $409,000 from $4.0 million for the six months ended March 31, 1997 to $3.6 million for the six months ended March 31, 1998. These decreases were results of increases in the volume of interest-bearing deposits and borrowed funds. The Bank's interest rate spread decreased primarily because its deposits were more rate sensitive than its interest earning assets, while overall market interest rates were higher during the three month period ended March 31, 1998 as compared to the same period in 1997.

Provision for loan losses. There were no provisions for loan losses charged to income during the three and six months ended March 31, 1998. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Provision for loan losses. (Continued)

Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of non-performing loans has remained consistently low in relation to prior periods and total loans outstanding, and the Bank's charge-offs of loans during either of the three and six month periods ended March 31, 1998 and 1997 was minimal.

At March 31, 1998, the Bank's level of general valuation allowances for loan losses amounted to $430,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest income. Noninterest income increased by $37,000 from $30,000 for the three month period ended March 31, 1997 to $67,000 for the three month period ended March 31, 1998. This increase was attributable to an increase in various small items during the three months ended March 31, 1998 as compared to the same period in 1997. Noninterest income increased by $26,000 from $58,000 for the six month period ended March 31, 1997 to $84,000 for the six month period ended March 31, 1998.

Noninterest expense. Noninterest expense increased by $264,000 from $950,000 for the three month period ended March 31, 1997 to $1.2 million for the three month period ended March 31, 1998 and for the six month period ended March 31, 1998, noninterest expense increased by $1.3 million to $3.2 million from $1.9 million for the six month period ended March 31, 1997. The increase in noninterest expense is principally due to an increase in benefits expense associated with the establishment of an ESOP and the Management Recognition Plan as discussed below.

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

The MRP reserved for issuance 179,860 shares of common stock to all officers, directors and employees on the adoption date of October 15, 1997. The Bank issued shares to fund the MRP in October of 1997. The restricted common stock under the MRP vests at the rate of 25% annually. The expense recorded in the six months ended March 31, 1998 represents the immediate vesting of 25% of MRP shares and six months accrual of the next 25% vesting amount.

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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Capital Resources and Liquidity (Continued)

During the six month period ended March 31, 1998, cash and cash equivalents, a significant source of liquidity, increased by approximately $12.2 million. This increase is a direct result of the Company's proceeds from maturities and sales of securities. Cash flow resulting from internal operating activities provided for a increase of $2.2 million in cash during the six month period ended March 31, 1998. Financing activities, principally the repayment of Federal Home Loan Bank borrowings in the amount of $20.0 million and the payment of a one time special dividend in the amount of $28.0 million provided for a decrease of $25.6 million in cash. Investing activities, principally proceeds from maturities and sales of securities for $37.9 million provided an additional $35.5 million.

As a state chartered stock savings bank, Home Savings must meet certain liquidity requirements which are established by the Administrator. Home's liquidity ratio at March 31, 1998, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, Home Savings believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires Home Savings to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders' equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process.
For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. Home Savings complied with all of the capital requirements of both the FDIC and the Administrator at March 31, 1998.

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

Year 2000. At the turn of the century, computer-based information systems will be faced with the problems potentially affecting hardware, software, networks, processing platforms, as well as customer and vendor interdependencies. The Company has established a committee and is in the process of assessing the effect of Year 2000 on the Bank's operating plans and systems. The Company is developing a plan for identifying, renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. The cost for becoming Year 2000 compliant has not been determined, however, management feels it will not be material to the Company's financial statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Item 3.  Quantitative and Qualitative disclosures about Market Risk

The company has not experienced any material changes in its portfolio risk during the six month period ended March 31, 1998.

Part II.  OTHER INFORMATION

    Item 1.  Legal Proceedings

             The Company is not engaged in any legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.

    Item 2.  Changes in Securities and Use of Proceeds

             Not applicable

    Item 3.  Defaults Upon Senior Securities

             Not applicable

    Item 4.  Submission of Matters to a Vote of Security Holders

             The Annual Meeting of the Stockholders was held on February 9, 1998. The purpose of the meeting was to elect six directors for the Company for one-year terms and to ratify the selection of McGladrey & Pullen, LLP as the independent auditor of the Company for the fiscal year ending September 30, 1998. The following table sets forth information as to each of the votes:

                                                      Votes Against     Abstentions
      (1).   Election of Directors        Votes For   or Withheld     Broker Non-votes
             ---------------------        ---------   -------------   ----------------
             Caldwell A. Holbrook, Jr.    4,124,693        30,000             0
             Joel A. Huneycutt            4,124,693        30,000             0
             Douglas D. Stokes            4,124,693        30,000             0
             Greg E. Underwood            4,124,693        30,000             0
             Carl M. Hill                 4,124,693        30,000             0
             R. Ronald Swanner            4,124,693        30,000             0

      (2).   Ratify Selection of Auditor  4,146,568         7,050         1,075
             ---------------------------

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

     Dated     5/11/98                   By:  /s/ Carl M. Hill
          -----------------                   ---------------------------
                                              Carl M. Hill
                                         President and Chief Executive Officer

     Dated     5/11/98                   By:  /s/ Christopher F. Cranford
          -----------------                   ---------------------------
                                              Christopher F. Cranford
                                         Treasurer and Controller