Form 10-Q
period 1998-06-30
SOUTH STREET FINANCIAL CORP
filed 1998-08-05
CIK 1014964

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington  D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998
                                           OR
 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _________________


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

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ________

As of July 28, 1998 there were issued and outstanding 4,676,720 shares of the Registrant's common stock, no par value.

                  SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


                                     INDEX

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

    Consolidated statements of financial condition at June 30, 1998
    (Unaudited) and September 30, 1997                                                 1

    Consolidated statements of income for the three months ended
    June 30, 1998 and 1997 (Unaudited)                                                 2

    Consolidated statements of income for the nine months ended
    June 30, 1998 and 1997 (Unaudited)                                                 3

    Consolidated statements of cash flows for the nine months
    ended June 30, 1998 and 1997 (Unaudited)                                         4-5

    Notes to consolidated financial statements (Unaudited)                           6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                 9-13

Item 3.  Quantitative and Qualitative disclosures about Market Risk                   14


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                        15

   Item 2.  Changes in Securities and Use of Proceeds                                 15

   Item 3.  Defaults upon Senior Securities                                           15

   Item 4.  Submission of Matters to a Vote of Security Holders                       15

   Item 5.  Other Information                                                         15

   Item 6.  Exhibits and Reports on Form 8-K                                          15

   Signatures                                                                      16-17

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 1998 and September 30,1997


                                                                           JUNE 30,            September 30,
ASSETS                                                                       1998                  1997
------------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)             (Note)*
Cash and cash equivalents:
  Cash                                                              $        1,037,000   $           524,000
  Noninterest-bearing deposits                                               2,374,000             1,933,000
  Interest-bearing deposits                                                 26,197,000            19,257,000
  Federal Funds sold                                                         5,140,000             5,930,000
                                                                   -----------------------------------------
     Total cash and cash equivalents                                        34,748,000            27,644,000
                                                                   -----------------------------------------
Investment securities held to maturity, at amortized cost                   15,044,000            21,661,000
Investment securities available for sale, at fair value                     40,264,000            73,886,000
Federal Home Loan Bank of Atlanta Stock, at cost                             1,707,000             2,250,000
Loans receivable, net                                                      107,217,000           111,990,000
Real estate acquired in settlement of loans                                     42,000                18,000
Accrued interest receivable                                                  1,218,000             1,903,000
Office properties and equipment, net                                         1,075,000             1,158,000
Other assets                                                                 2,358,000               551,000
                                                                   -----------------------------------------
     TOTAL ASSETS                                                   $      203,673,000   $       241,061,000
                                                                   =========================================

LIABILITIES AND EQUITY
------------------------------------------------------------------------------------------------------------
LIABILITIES:
 Deposits accounts                                                  $      148,249,000   $       141,755,000
 Advance payments by borrowers for taxes and insurance                         427,000               131,000
 Advances from Federal Home Loan Bank of Atlanta                                     -            35,000,000
 Notes payable                                                              18,000,000                     -
 Other liabilities                                                           2,523,000             2,481,000
                                                                   -----------------------------------------
     TOTAL LIABILITIES                                                     169,199,000           179,367,000
                                                                   -----------------------------------------
EQUITY:
  Preferred stock, no par value: Authorized 5,000,000 shares;
   none issued at June 30, 1998 and September 30, 1997                               -                     -
  Common stock, no par value: Authorized 20,000,000 shares;
   issued 4,676,360 shares June 30, 1998 and 4,496,500
   shares at September 30, 1997                                                      -                     -
  Additional paid-in capital                                                19,041,000            43,684,000
  Unallocated ESOP shares                                                   (4,133,000)           (4,258,000)
  Deferred Management Recognition Plan                                      (1,796,000)                    -
  Retained earnings, substantially restricted                               21,377,000            22,199,000
  Unrealized gain (loss) on securities available for sale, net                 (15,000)               69,000
   of taxes
                                                                   -----------------------------------------
     TOTAL EQUITY                                                           34,474,000            61,694,000
                                                                   -----------------------------------------
     TOTAL LIABILITIES AND EQUITY                                   $      203,673,000   $       241,061,000
                                                                   -----------------------------------------

*NOTE: The Consolidated Statement of Financial Condition as of September 30, 1997 has been taken from the audited financial statements of South Street Financial Corp. and Subsidiary at that date.

See Notes to Consolidated Financial Statements.

SOUTHSTREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                         1998                     1997
--------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
INTEREST INCOME:
              Loans                                                    $        2,330,000       $    2,390,000
   Mortgage-backed certificates                                                   444,000              569,000
   Investment securities                                                          632,000            1,298,000
   Other interest-bearing deposits                                                458,000              107,000
                                                                       ---------------------------------------
         Total interest income                                                  3,864,000            4,364,000
Interest expense on deposits and borrowed funds                                 2,401,000            2,350,000
                                                                       ---------------------------------------
       NET INTEREST INCOME                                                      1,463,000            2,014,000
Provision for loan losses                                                               -                    -
       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      1,463,000            2,014,000
                                                                       ---------------------------------------
Noninterest income, net                                                            35,000               27,000
                                                                       ---------------------------------------

NONINTEREST EXPENSES:
   Employee Compensation and benefits                                             796,000              578,000
   Occupancy and equipment expense                                                 77,000               87,000
   Federal deposit insurance premium                                               22,000               23,000
   Computer services                                                               55,000               52,000
   Other                                                                          133,000              113,000
                                                                       ---------------------------------------
        Total noninterest expenses                                              1,083,000              853,000
                                                                       ---------------------------------------
INCOME BEFORE INCOME TAXES                                                        415,000            1,188,000
Provision for income taxes                                                        182,000              443,000
                                                                       ---------------------------------------

NET INCOME                                                             $          233,000       $      745,000
                                                                       =======================================


Basic earnings per share                                               $             0.06       $         0.18
                                                                       =======================================

Diluted earnings per share                                                           0.06       $         0.18
                                                                       =======================================

Dividends declared per share                                           $             0.10       $         0.10
                                                                       =======================================

Average number of Basic shares outstanding                             $        4,055,878       $    4,154,369
                                                                       =======================================

Average number of Diluted shares outstanding                           $        4,055,878       $    4,154,369
                                                                       =======================================

See Notes to Consolidated Financial Statements.

SOUTHSTREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                   1998                     1997
--------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
INTEREST INCOME:
              Loans                                                                 $    7,109,000  $        7,320,0000
   Mortgage-backed certificates                                                          1,427,000            1,287,000
   Investment securities                                                                 2,613,000            3,349,000
   Other interest-bearing deposits                                                       1,051,000              530,000
                                                                      -------------------------------------------------
        Total interest income                                                           12,200,000           12,486,000
Interest expense on deposits and borrowed funds                                          7,147,000            6,473,000
                                                                      -------------------------------------------------
       NET INTEREST INCOME                                                               5,053,000            6,013,000
Provision for loan losses                                                                        -                    -
       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               5,053,000            6,013,000
                                                                      -------------------------------------------------
Noninterest income, net                                                                    119,000               85,000
                                                                      -------------------------------------------------

NONINTEREST EXPENSES:
   Employee compensation and benefits                                                    3,364,000            1,893,000
   Occupancy and equipment expense                                                         200,000              226,000
   Federal deposit insurance premium                                                        66,000               48,000
   Computer services                                                                       162,000              163,000
   Other                                                                                   527,000              459,000
                                                                      -------------------------------------------------
        Total noninterest expenses                                                       4,319,000            2,789,000
                                                                      -------------------------------------------------
INCOME BEFORE INCOME TAXES                                                                 853,000            3,309,000
Provision for income taxes                                                                 361,000            1,204,000
                                                                      -------------------------------------------------

NET INCOME                                                              $                  492,000  $         2,105,000
                                                                      =================================================


Basic earnings per share                                                $                     0.12  $              0.51
                                                                      =================================================

Diluted earnings per share                                              $                     0.12  $              0.51
                                                                      =================================================

Dividends declared per share                                            $                     0.30  $              0.28
                                                                      =================================================

Average number of Basic shares outstanding                                               4,139,487            4,154,369
                                                                      =================================================

Average number of Diluted shares outstanding                                             4,139,487            4,154,369
                                                                      =================================================

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                         1998                    1997
-----------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                  $          492,000       $       2,105,000
 Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                 -                       -
   Net accretion of premiums and discounts on securities                                125,000                 (74,000)
   Amortization of deferred loan fees                                                  (217,000)                 49,000
   Gain on sale of fixed assets                                                               -                  (4,000)
   Provision for depreciation                                                            84,000                  89,000
   Vested ESOP expense                                                                  258,000                       -
   Vested Management Recognition Plan                                                 1,397,000                       -
   Deferred Income Taxes                                                                      -                 170,000
   (Increase) Decrease in  assets:
     Accrued interest receivable                                                        685,000                (944,000)
     Other assets                                                                    (1,808,000)              1,243,000
  Increase (Decrease) in liabilities:
     Other liabilities                                                                   42,000                (864,000)
                                                                              -----------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                      1,058,000               1,770,000
                                                                              -----------------------------------------




CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities held to maturity                                                    -             (19,307,000)
  Purchases of securities available for sale                                        (12,570,000)            (57,254,000)
  Redemption (Purchase) of FHLB stock                                                   543,000                (904,000)
  Proceeds from maturities and recalls of securities available
      for sale                                                                       46,229,000               7,159,000
  Principal collected on securities held to maturity                                  6,567,000               2,161,000
  Loan originations and principal payments on loans, net                              4,825,000                (682,000)
  Purchase of office properties and equipment                                            (2,000)                (56,000)
  Proceeds from sale of fixed assets                                                          -                  30,000
                                                                              -----------------------------------------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                             45,592,000             (68,853,000)
                                                                              -----------------------------------------

                                  (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                  1998                 1997
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                 $           6,494,000   $        (50,851,000)
  Net increase in advance payments by borrowers for
      taxes and insurance                                                           296,000                337,000
  Proceeds received from issuance of common stock
      net of stock issuance costs incurred                                                -             43,645,000
  Principal receipts for ESOP debt                                                  125,000                165,000
  Note receivable originated to ESOP                                                      -             (4,528,000)
  Proceeds from issuance of short-term debt                                      18,000,000                      -
  Dividends paid to stockholders                                                (29,461,000)            (1,259,000)
  (Repayments) proceeds of Federal Home Loan Bank borrowings                    (35,000,000)            35,000,000
                                                                    ------------------------------------------------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          (39,546,000)            22,509,000
                                                                    ------------------------------------------------

      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            7,104,000            (44,574,000)
Cash and cash equivalents:
  Beginning                                                                      27,644,000             62,135,000
                                                                    ----------------------------------------------
  Ending                                                               $         34,748,000   $         17,561,000
                                                                    ==============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash and cash equivalents:
     Cash and short-term investments:
           Cash                                                        $          1,037,000   $            766,000
           Noninterest-bearing                                                    2,374,000              2,065,000
           Interest-bearing                                                      26,197,000              8,800,000
           Federal Funds Sold                                                     5,140,000              5,930,000
                                                                    ----------------------------------------------
                                                                      $          34,748,000   $         17,561,000
                                                                    ==============================================


Net change in unrealized (gain) loss on securities available for
  sale, net of deferred taxes (credits)                               $             (84,000)  $           (131,000)
                                                                    ==============================================

Transfer from loans to real estate acquired in settlement of loans    $              24,000   $                  -
                                                                    ==============================================

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.   NATURE OF BUSINESS

Prior to October 2, 1996, Home Savings Bank of Albemarle, Inc., S.S.B. (the "Bank") operated as a mutual North Carolina-chartered savings bank. On October 2, 1996, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by South Street Financial Corp., a North Carolina corporation (the "Company") which was organized to become the holding company for the Bank. At that time, the Company had an initial public offering of its common stock, no par value.

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's office is located at 155 West South Street, Albemarle, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering half of which were retained at the holding company level, holding the indebtedness outstanding from the Home Savings Bank of Albemarle, Inc., SSB Employee Stock Ownership Plan (the "ESOP") and owning the Bank. The Company's principal sources of income are earnings on its investments and interest payments received from the ESOP with respect to the ESOP loan. In addition, the Company will receive any dividends which are declared and paid by the Bank on its capital stock.

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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1997, which is taken from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Home Savings Bank. The results of operations for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1998.

The accounting policies of the Company followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1997 annual report of the Company.


NOTE 3.   EARNINGS PER SHARE

The Company's basic earnings per share for the three and nine month periods ended June 30, 1998 and 1997 is based on net income earned divided by the weighted average number of shares outstanding from the beginning of the three and nine months period to the end of the three and nine month periods and diluted earnings per share is adjusted for the conversion, exercise or issuance of all potential common stock instruments. For purposes of this computation, the number of shares of common stock purchased by the ESOP which have not been allocated to participant accounts are not assumed to be outstanding.

Note 4    DIVIDENDS DECLARED

On June 10, 1998, the Board of Directors of South Street Financial Corp. declared a dividend of $ .10 per share for stockholders of record as of June 25, 1998 and payable on July 9, 1998. In addition, on June 10, 1998, the Board of Directors of Home Savings declared an upstream dividend of $467,636 to South Street Financial Corp.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 5   NOTES PAYABLE AND ADVANCES FROM FEDERAL HOME LOAN BANK

Notes payable at June 30, 1998 consist of the following:

  Note payable to Bankers' Bank, interest at 8.00%, due December, 1998
$18,000,000



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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Form 10Q contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Company and the Bank that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in general and local market conditions, legislative and regulatory conditions and an adverse interest rate environment.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND SEPTEMBER 30, 1997:

Total assets decreased by $37.4 million or 15.5%, to $203.7 million at June 30, 1998 from $241.0 million at September 30, 1997. The decrease in assets was primarily attributable to a decrease in liquidity and investment securities which were used for repayment of the advances from Federal Home Loan Bank in the amount of $35.0 million.

Net loans receivable decreased by $4.8 million or 4.3% to $107.2 million at June 30, 1998 from $111.9 million at September 30, 1997. Investment securities held to maturity decreased $6.6 million or 30.5%, to $15.0 million at June 30, 1998 from $21.6 million at September 30, 1997. Likewise, investment securities classified as available for sale decreased $33.6 million or 45.5%, to $40.3 million at June 30, 1998 from $73.8 million at September 30, 1997. The decrease was primarily due to the repayment of $35 million in borrowing from the FHLB. The Bank had borrowings of $18.0 million outstanding at the end of the three month period ended June 30, 1998 and $35.0 million at the end of September 30, 1997. The borrowings of $15.0 million were used to finance the purchase of investment securities which management has determined will provide a profitable return as an arbitrage. As of June 30, 1998 the $15.0 million has been repaid. The Company also borrowed $18.0 million to help pay a one time special dividend of $28.0 million to its stockholders. These funds will be repaid in October 1998. The Bank has guaranteed the repayment of the ESOP's note payable to the Company which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company. The Company's note receivable from the ESOP totaling $4.1 million, net of $125,000 principal repayment made during the nine months ended June 30, 1998, is reported as a reduction of stockholders' equity. Retained earnings decreased by $822,000 to $21.4 million at June 30, 1998, which is attributable to the Company's dividends paid for the nine-month period ended June 30, 1998 in the amount of $1.4 million. Additional paid-in capital and deferred MRP decreased by $26.4 million to $17.2 million at June 30, 1998 from $43.6 million at September 30, 1997. The decrease was primarily attributable to a one time special dividend (return of capital) paid on January 8, 1998 in the amount of $28.0 million.

As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies. At June 30, 1998, the Company's stockholders' equity amounted to $34.5 million, or 16.9% of total assets and exceeds all regulatory capital requirements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND SEPTEMBER 30, 1997:
(CONTINUED)

The Bank's level of nonperforming loans, defined as loans past due 90 days or more was $427,000 and $510,000 at June 30, 1998 and September 30, 1997,
respectively. During the three-month periods ended June 30, 1998 and 1997, the Bank's level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding, and the Bank's charge-offs of loans was minimal. Management determined based on their analysis that no loan loss provisions were necessary during the first three quarters of fiscal 1998.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997:

GENERAL. Net income for the three-month and nine-month periods ended June 30, 1998 was $233,000 and $492,000 respectively, or $512,000 and $1.6 million less than the $745,000 and $2.1 million earned during the same period in 1997. As discussed below, the decrease in net income was primarily attributable to the expensing of the cost of the "MRP" shares in the amount of $200,000 for the three- month period ended June 30, 1998 and in the amount of $1.4 million for the nine-month period ended June 30, 1998. This expense represents the immediate vesting of 25% of the MRP shares in October 1997, and nine months accruals of the next 25% vesting period. The monthly recognition of the MRP expense over the next three years will be $66,000. Additionally, net interest income declined by $922,000 for the nine-month period ended June 30, 1998 as discussed below.

INTEREST INCOME. Interest income decreased by $500,000 from $4.4 million for the three months ended June 30, 1997 to $3.9 million for the three months ended June 30, 1998. Interest income decreased by $286,000 from $12.4 million for the nine months ended June 30, 1997 to $12.1 million for the nine months ended June 30, 1998. The decreases were attributable to the change in the volume of interest-earning assets outstanding.

INTEREST EXPENSE. Interest expense on deposits and borrowed funds increased by $51,000 from $2.35 million for the three months ended June 30, 1997 to $2.40 million for the three months ended June 30, 1998. Interest expense on deposits and borrowed funds increased by $674,000 from $6.47 million for the nine months ended June 30, 1997 to $7.15 million for the nine months ended June 30, 1998. The increase was primarily due to an increase in the volume of interest-bearing deposits and borrowed funds for the nine months ended June 30, 1998 compared to the same period in 1997. Home Savings prices its deposits to be at or near the top of the market because of its dependence on the local market for funds availability. Interest expense incurred from the FHLB advances amounted to $186,000 for the quarter ended June 30, 1998 compared to $518,000 for the quarter ended June 30, 1997.

Interest expense incurred from the Bankers' Bank note amounted to $368,000 for the quarter ended June 30, 1998 compared to none for the quarter ended June 30, 1997.

NET INTEREST INCOME. Net interest income decreased by $551,000 from $2.0 million for the three months ended June 30, 1997 to $1.5 million for the three months ended June 30, 1998. Net interest income decreased by $960,000 from $6.0 million for the nine months ended June 30, 1997 to $5.0 million for the nine months ended June 30, 1998. These decreases were results of increases in the volume of interest-bearing deposits and borrowed funds. The Bank's interest rate spread decreased primarily because its deposits were more rate sensitive than its interest earning assets, and borrowings were higher during the three-month period ended June 30, 1998 as compared to the same period in 1997.

PROVISION FOR LOAN LOSSES. There were no provisions for loan losses charged to income during the three and nine months ended June 30, 1998. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

PROVISION FOR LOAN LOSSES. (CONTINUED)
Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of non-performing loans has remained consistently low in relation to prior periods and total loans outstanding, and the Bank's charge-offs of loans during either of the three-and nine-month periods ended June 30, 1998 and 1997 was minimal.

At June 30, 1998, the Bank's level of general valuation allowances for loan losses amounted to $430,000, which management believes is adequate to absorb potential losses in its loan portfolio.

NONINTEREST INCOME. Noninterest income increased by $8,000 from $27,000 for the three-month period ended June 30, 1997 to $35,000 for the three-month period ended June 30, 1998. This increase was attributable to an increase in various small items during the three months ended June 30, 1998 as compared to the same period in 1997. Noninterest income increased by $34,000 from $85,000 for the nine-month period ended June 30, 1997 to $119,000 for the nine-month period ended June 30, 1998. The increase in noninterest income is principally due to the gain on sale of investments.

NONINTEREST EXPENSE. Noninterest expense increased by $230,000 from $853,000 for the three-month period ended June 30, 1997 to $1.1 million for the three-month period ended June 30, 1998 and for the nine-month period ended June 30, 1998, noninterest expense increased by $1.5 million to $4.3 million from $2.8 million for the nine-month period ended June 30, 1997. The increase in noninterest expense is principally due to an increase in benefits expense associated with the establishment of an ESOP and the MRP as discussed below.

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

The MRP reserved for issuance 179,860 shares of common stock to all officers, directors and employees on the adoption date of October 15, 1997. The Bank issued shares to fund the MRP in October of 1997. The restricted common stock under the MRP vests at the rate of 25% annually. The expense recorded in the nine months ended June 30, 1998 represents the immediate vesting of 25% of MRP shares and nine months accrual of the next 25% vesting amount.

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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)
Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, through the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter term interest-earning deposits. During the nine-month period ended June 30, 1998, cash and cash equivalents, a significant source of liquidity, increased by approximately $7.1 million. This increase is a direct result of the Company's proceeds from maturities and sales of securities. Cash flow resulting from internal operating activities provided for a increase of $1.1 million in cash during the nine-month period ended June 30, 1998. Financing activities, principally the repayment of FHLB borrowings in the amount of $35.0 million and the payment of a one time special dividend in the amount of $28.0 million provided for a decrease of $39.5 million in cash. Investing activities, principally proceeds from maturities and sales of securities for $46.2 million provided an additional $45.6 million.

As a state chartered stock savings bank, Home Savings must meet certain liquidity requirements which are established by the Administrator. Home's liquidity ratio at June 30, 1998, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, Home Savings believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires Home Savings to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders' equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process.
For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. Home Savings complied with all of the capital requirements of both the FDIC and the Administrator at June 30, 1998.

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

YEAR 2000. At the turn of the century, computer-based information systems will be faced with the problems potentially affecting hardware, software, networks, processing platforms, as well as customer and vendor interdependencies. The Company has established a committee and is in the process of assessing the effect of Year 2000 on the Bank's operating plans and systems. The Company is developing a plan for identifying, renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. The cost for becoming Year 2000 compliant has been estimated to be between $350,000 and $450,000. Management feels this will not be material to the Company's financial statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. One of the principal risks for the Bank is interest rate risk. One of the Bank's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. Historically, the Bank has been a mortgage lender so the loan portfolio continues to have a large number of mortgage loans with maturities that are considerably longer than for the deposits that fund those loans. Thus, an upward movement in the market rate of interest would result in the cost of deposits increasing at a faster rate than the rate on loans. The principal strategy of the Bank over the past several years has been to emphasize the investment of excess cash in short or intermediate term interest-earning assets, the solicitation of transaction deposits accounts which are less sensitive to changes in interest rates and can be repriced rapidly. The Company has not experienced any substantial changes in its portfolio risk during the three-month period ended June 30, 1998. See disclosures in the September 30, 1997 Form 10K.

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

            Not applicable

    Item 5. Other Information

            Not applicable

    Item 6. Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 Exhibit (27) Financial Data Schedule

            (b)  Reports on Form 8-K

                 On June 29, 1998, the Company filed a Form 8-K with the SEC reporting under Item 5. Other Events, the adoption of a stock repurchase plan by the Company's Board of Directors.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SOUTH STREET FINANCIAL CORP.

    Dated August 5, 1998                 By:   /s/ Carl M. Hill
                                               ---------------------------
                                               Carl M. Hill
                                         President and Chief Executive Officer

    Dated August 5, 1998                 By:   /s/ Christopher F. Cranford
                                               ---------------------------
                                               Christopher F. Cranford
                                         Treasurer and Controller

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SOUTH STREET FINANCIAL CORP.

    Dated August 5, 1998                 By:  /s/ Carl M. Hill
          ---------------------               ----------------
                                              Carl M. Hill
                                         President and Chief Executive Officer

    Dated August 5, 1998                 By:  /s/Christopher F. Cranford
          ---------------------               --------------------------
                                              Christopher F. Cranford
                                         Treasurer and Controller