Form 10-K405
period 1998-09-30
SOUTH STREET FINANCIAL CORP
filed 1998-12-29
CIK 1014964

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended     SEPTEMBER 30, 1998
                                        --------------------------

             Commission file number            0-21083
                                    ------------------------------


                         SOUTH STREET FINANCIAL CORP.
                       ---------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes     X               No  _______
                                              -------

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.            [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $35,248,063.50 COMMON STOCK, NO PAR VALUE, BASED ON THE CLOSING PRICE OF SUCH
-----------------------------------------------------------------------------
COMMON STOCK ON DECEMBER 18, 1998.
----------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
4,208,724 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING AT DECEMBER 18,
---------------------------------------------------------------------------
1998.
-----

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to stockholders of South Street Financial Corp. for the year ended September 30, 1998 ("1998 Annual Report"), are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders of South Street Financial Corp. to be held on February 25, 1999, are incorporated by reference into Part III.

--------------------------------------------------------------------------------

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

     In June 1998, Park Ridge Associates, a joint venture between the Bank and a local real estate developer, acquired 25.6 acres of prime real estate located within the city limits of Albemarle, North Carolina, with the intention of developing the property into a premier residential subdivision. Nine out of thirty of the subdivision lots have been presold, and the property will be marketed when the development is completed; the expected completion date is March 1999. There can be no assurances that the development will be completed by the expected completion date, or that the Bank will be successful in recovering its investment in the joint venture, due to the uncertainty inherent in the construction industry and in the real estate market.

     In December 1998, the Bank joined the HONOR and CIRRUS networks for ATMs, allowing the Bank's cardholders to access approximately 324,000 ATMs in 162 countries.

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

     At September 30, 1998, the Company had total assets of $201.9 million, net loans of $110.6 million, deposits of $148.4 million, investment securities of $84.1 million and stockholders' equity of $31.6 million. The Company repurchased 325,300 shares of common stock in 1998 resulting in a decrease in stockholders' equity of $3.0 million.

     At September 30, 1998, the Company and the Bank had a total of 38 employees, all of whom are full-time. Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be good.

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

     The Bank's loans and deposits are primarily generated from the areas where its offices are located. It does not solicit deposits and loans outside its primary market area and does not use brokers to obtain deposits. Approximately 84% of the Bank's deposits are at the Albemarle office. Stanly County is largely rural with a population of 54,000. Its economy is diversified among manufacturing, trade and services. Major area employers include Wiscassett Mills Company, Collins and Aikman Corporation, Michelin Aircraft Tire Company and Alcoa Aluminum Company. Within the past five years several large manufacturing companies have closed operations in Stanly County, resulting in the loss of approximately 2,000 jobs. Over the past five years the local economy has weakened as a result of layoffs and plant closings by local employers. The North Carolina Department of Commerce has declared Stanly a "distressed county" entitling it to use state grants and tax credits to lure industry to the area. Population and household growth, and median and per capita income levels for Stanly County are generally lower than comparable levels for North Carolina and the nation, while unemployment levels are generally higher. Management regards the Stanly County market area as a low growth area in which there is significant competition among financial services providers for market share. Management believes that opportunities for future earnings growth in the Bank's primary market area are limited in light of these factors.

LENDING ACTIVITIES

     GENERAL. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes loans secured by improved nonresidential real estate, construction loans, loans secured by undeveloped real estate and savings account loans. Approximately 99% of the Bank's net loan portfolio is secured by real estate. As of September 30, 1998, all of the loans in the Bank's real estate loan portfolio were secured by properties in North Carolina. On September 30, 1998, the Bank's largest single outstanding loan had a balance of approximately $1.0 million. This loan was performing in accordance with its original terms. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services.

     LOAN PORTFOLIO COMPOSITION. The Bank's net loan portfolio totaled approximately $110.6 million at September 30, 1998 representing 54.7% of the Company's total assets at such date. At September 30, 1998, 87.0% of the Bank's net loan portfolio was composed of one-to-four family residential mortgage loans. Home equity loans, all of which have adjustable rates, represented 2.9% of the Bank's net loan portfolio, and nonresidential real estate loans represented 3.4% of the Bank's net loan portfolio on such date.

     The Bank no longer originates adjustable rate mortgage loans, excluding home equity loans, but continues to hold a small number of adjustable rate loans in its portfolio. As of September 30, 1998, 4.9% of the loans in the Bank's loan portfolio, excluding home equity loans, had adjustable interest rates.

     In December 1998, the Bank started a new consumer and commercial loan department and began offering a full range of consumer and commercial products and services. There can be no assurances that the Bank will be successful in expanding its loan portfolio further into the consumer or commercial lending areas. See "- Consumer Loans" below for a further discussion of the new department, products and services.

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

     The table below sets forth the Bank's loan origination, purchase activity and loan portfolio repayment experience during the periods indicated.

                                                 Year Ended September 30,
                                          --------------------------------------
                                             1998          1997          1996
                                          ----------  --------------  ----------
                                                      (In Thousands)
Loans receivable, net,
   beginning of period                     $111,990        $109,858    $108,597
                                           --------        --------    --------

Loan originations:

   Residential 1-4 family                    16,309          17,998      13,773

   Residential multifamily                        -               -           -

   Nonresidential real estate                 1,303             524           -

   Residential construction                   2,963           9,898       5,704

   Line of credit                             1,641           1,248         747

   Consumer                                     343             321       1,141
                                           --------        --------    --------

     Total loan originations                 22,559          29,989      21,365

Principal repayments                        (27,123)        (24,763)    (20,234)

Other changes, net/(1)/                       3,124          (3,094)        130
                                           --------        --------    --------

Increase (decrease) in loans receivable      (1,440)          2,132       1,261
                                                           --------    --------

Loans receivable, net, end of period       $110,550        $111,990    $109,858
                                           ========        ========    ========

______________________________
/(1)/ Includes changes in deferred loan fees, allowance for loan losses and undisbursed portion of construction loans.

      RESIDENTIAL REAL ESTATE LENDING. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed-rate mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in Stanly County, North Carolina and in contiguous counties. On September 30, 1998, approximately 87.0% of the Bank's total net real estate loan portfolio consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loans, 2.4% had adjustable interest rates.

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

     RESIDENTIAL MULTIFAMILY. At September 30, 1998, the Bank had approximately $464,000 in outstanding loans secured by multifamily residential real estate, comprising approximately .42% of its loan portfolio as of that date. Substantially all of the Bank's loans secured by multifamily residential real estate have fixed rates. Such loans are typically made to a maximum of 80% of the lesser of the purchase price or appraised value of the property for a maximum term of 20 years. All such loans are personally guaranteed by individuals.

     NONRESIDENTIAL REAL ESTATE LENDING. On September 30, 1998, the Bank had $9.3 million in outstanding loans secured by nonresidential real estate, including undeveloped land, comprising approximately 8.4% of its net loan portfolio as of that date. Most of these loans are secured by office, retail, other commercial real estate, as well as church properties. Loans secured by undeveloped land generally do not exceed 65% of the appraised value of the real estate securing the loans; loans secured by commercial real estate generally do not exceed 80% of the appraised value of the real estate securing the loans. Loans secured by commercial real estate and undeveloped land generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. As of September 30, 1998, the largest nonresidential real estate loan in the Bank's loan portfolio totaled $1.0 million. This loan was performing in accordance with the original loan contract.

     HOME EQUITY LINES OF CREDIT. At September 30, 1998, the Bank had approximately $3.2 million in home equity line of credit loans, representing approximately 2.9% of its net loan portfolio. These loans are often originated at the time of the closing of a one-to-four family residential real estate loan secured by the same property. The Bank's home equity lines of credit have adjustable interest rates tied to prime interest rates plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security. Because home equity loans involve revolving lines of credit which can be drawn over a period of time, the Bank faces risks associated with changes in the borrower's financial condition. Because home equity loans have adjustable interest rates with no rate caps (other than usury limitations), increased delinquencies could occur if interest rate increases occur and borrowers are unable to satisfy higher payment requirements. The Bank intends to continue to emphasize its home equity program. The presence of home equity loans in the Bank's portfolio allows the institution to manage the interest sensitivity of its assets and liabilities because home equity lines of credit have adjustable rates which are subject to change monthly and without any significant rate caps.

     CONSTRUCTION LENDING. The Bank makes construction loans primarily for the construction of single-family dwellings. The aggregate outstanding balance of such loans on September 30, 1998 was approximately $4.4 million, representing approximately 4.0% of the Bank's net loan portfolio. Most of these loans were made to persons who are constructing properties for the purpose of occupying them. Loans made to individual property owners are "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed rates having terms similar to other one-to-four family residential loans. Construction loans to persons who intend to occupy the finished premises generally have a maximum loan-to-value ratio of 90%.

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

     CONSUMER LOANS. In addition to the loans described above, the Bank provides overdraft lines of credit in amounts of up to $2,000. Payments are required in amounts of 5% of the outstanding balance or $10, whichever is greater. In addition, the Bank offers loans secured by savings accounts. As of September 30, 1998, the Bank had approximately $586,000 of such loans outstanding, representing approximately .5% of its net loan portfolio.

     In December 1998, the Bank started a new consumer and commercial loan department and began offering a full range of consumer and commercial products and services. To oversee the new department, the Bank hired a commercial banker with over 21 years of experience in the local market. Management of the Bank believes that introducing consumer and commercial lending to the Bank's existing line of products and services will enhance the Bank's net interest margin while reducing the Bank's overall exposure to interest rate risk. Management also feels that the addition of these products will help the Bank grow while creating stronger ties to its existing customer base. There can be no assurances that the Bank will be successful in further expanding its loan portfolio into the consumer or commercial lending areas or that the new products and services will improve the Bank's earnings.

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

     Normally, upon approval of a residential mortgage loan application, the Bank gives a commitment to the applicant that it will make the approved loan at a stipulated rate any time within a 30-day period. The loan is typically funded at such rate of interest and on other terms which are based on market conditions existing as of the date of the commitment. As of September 30, 1998, the Bank had $4.8 million in such unfunded mortgage loan commitments. In addition, on such date the Bank had $3.0 million in unfunded commitments for unused lines of credit and letters of credit.

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

     NONPERFORMING ASSETS AND ASSET CLASSIFICATION. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. Delinquencies on all loans are reviewed monthly by the Board of Directors. The normal procedure followed by the Bank once a loan is classified as delinquent is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status, and late charges are assessed as allowed by law. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of September 30, 1998, the Bank had three pieces of single-family property classified as real estate owned. These properties were recorded on the Bank's books at $68,000, the unpaid principal balance of loans secured by such property. The appraised value of these properties exceeded their unpaid principal balances. Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of cost or fair value minus costs to sell. Revenue and expenses from holding the properties and additions to the valuation allowance are included in operations.

     The Bank continues to accrue interest on loans delinquent 90 days or more. However, these loans are effectively placed on nonaccrual status as all such interest income is reversed by the establishment of a reserve for uncollected interest. Loans are returned to earning status when management determines, based upon an evaluation of the underlying collateral, together with the borrower's payment record and financial condition, that the borrower has the capability and intent to meet the contractual obligations of the loan agreement. Interest on loans placed on nonperforming status is charged off when management determines it is not collectible. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until the loan is returned to performing status. For the fiscal year ended September 30, 1998, interest income that would have been recorded net of interest income actually recognized on nonperforming loans under the original terms of such loans was $14,000.

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

     As of September 30, 1998, the Bank had approximately $540,000 of loans internally classified as "substandard", and no loans classified as "doubtful" or "loss". The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered "special mention" assets and do not yet warrant adverse classification. At September 30, 1998, the Bank had approximately $813,000 of loans in the "special mention" category.

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

          The following table sets forth at September 30, 1998, the Bank's aggregate carrying value of the assets classified as substandard, doubtful, loss or "special mention":

                                  Special Mention List         Substandard              Doubtful                 Loss
                                 ---------------------   ---------------------     -----------------      ------------------

                                 Number        Amount    Number       Amount        Number   Amount         Number   Amount
                                 ------        ------    ------      ---------     --------  -------      ------------------
                                                                    (Dollars in Thousands)
Real estate loans:
   Residential 1-4 family            20         $813       21         $511            --     $  --          --      $  --
   Residential real estate           --           --       --           --            --        --          --         --
   Nonresidential real estate        --           --       --           --            --        --          --         --
   Residential construction          --           --       --           --            --        --          --         --
   Land                              --           --       --           --            --        --          --         --
   Line of credit                    --           --        3           27            --        --          --         --
                                   ----         ----     ----         ----          ----      ----        ----       ----
      Total real estate loans        20          813       24          538            --        --          --         --
                                   ====         ====     ====         ====          ====      ====        ====       ====

Consumer loans:
   Share                             --           --       --           --            --        --          --         --
   Credit reserve                    --           --        2            2            --        --          --         --
                                   ----         ----     ----         ----          ----      ----        ----       ----
      Total consumer loans           --           --        2            2            --        --          --         --
                                   ----         ----     ----         ----          ----      ----        ----       ----
Total                                20         $813       26         $540            --     $  --          --      $  --
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

          Management continues to actively monitor the Bank's asset quality, to charge off loans against the allowance for loan losses when appropriate and to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations. During the fiscal year ended September 30, 1998, the Bank maintained its level of allowance for loan losses which management believes is adequate based on the risks inherent in the loan portfolio.

          For information on loans receivable, see Note 4 of "Notes to Consolidated Financial Statements" in the 1998 Annual Report.

     INVESTMENT SECURITIES

          Interest and dividend income from investment securities generally provides the second largest source of income to the Bank after interest on loans. In addition, the Bank receives interest income from deposits in other financial institutions. On September 30, 1998, the carrying value of the Bank's investment securities portfolio totaled approximately $84.1 million and consisted of interest-bearing deposits, U.S. government and agency securities, mortgage-backed securities, FHLMC stock and stock in the FHLB of Atlanta. The investment securities portfolio includes interest-bearing deposits of $29.9 million at September 30, 1998. The mortgage-backed securities consist of mortgage-backed securities issued by the GNMA, FNMA and FHLMC.

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

     The FASB has issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with net unrealized gains and losses included in earnings; and (3) debt securities not classified as either held-to-maturity or trading securities and equity securities not classified as trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. The Bank has no trading securities. See Note 3 of "Notes to Consolidated Financial Statements" in the 1998 Annual Report.

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

     As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of September 30, 1998, the Bank's investment in stock of the FHLB of Atlanta was $1.7 million.

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

     See Note 3 of "Notes to Consolidated Financial Statements" in the 1998 Annual Report for further information on investment securities.

DEPOSITS AND BORROWINGS

     GENERAL. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, loan interest income, the stock offering, investment income, interest-bearing deposit income, interest income from mortgage-backed securities and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank had $18.0 million in borrowings outstanding from another bank at September 30, 1998.

     DEPOSITS. On September 30, 1998, 1997 and 1996, the Bank's deposits totaled $148.4 million, $141.8 million, and $146.4 million, respectively.

     The following table sets forth information relating to the Bank's deposit flows during the periods shown and total deposits at the end of the periods shown.

                                   At or For the Year Ended September 30,
                             --------------------------------------------------
                               1998       1997       1996      1995      1994
                             --------   --------   --------  --------  --------
                                               (In Thousands)
Total deposits at            $141,755   $146,398   $137,647  $127,312  $139,685
 beginning of period

Net increase (decrease)          (614)   (11,998)       976     4,355   (17,346)
 before interest credited

Interest credited               7,303      7,355      7,775     5,980     4,973
                             --------   --------   --------  --------  --------

Total deposits at end of
 period                      $148,444   $141,755   $146,398  $137,647  $127,312
                             ========   ========   ========  ========  ========

     The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers statement savings accounts, negotiable order of withdrawal accounts, money market accounts, and fixed interest rate certificates with varying maturities. All deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising, local radio, local cable television and direct mailings. The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers. The vast majority of the Bank's depositors are residents of North Carolina. In the unlikely event the Bank is liquidated following the Conversion, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to stockholders in accordance with the regulations of the Administrator.


     In December 1998, the Bank joined the HONOR and CIRRUS networks for ATMs, allowing the Bank's cardholders to enjoy the convenience and accessability of approximately 324,000 ATMs in 162 countries.

     BORROWINGS. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. The Bank had no outstanding borrowings from the FHLB of Atlanta at September 30, 1998. On January 8, 1998, the Company made a return of capital distribution to its stockholders in the form of a special dividend of $6.00 per share on all outstanding shares of Common Stock. To partially fund this special dividend, the Company borrowed $18.0 million from an outside bank in 1998. The note was paid off on October 1, 1998.

     See Notes 8 and 10 of "Notes to Consolidated Financial Statements" in the 1998 Annual Report for further information on deposits and borrowings.

SUBSIDIARIES

     The Company has no subsidiaries other than the Bank. The Bank has a wholly-owned subsidiary, South Street Development Corp. ("SSDC"), which is a 50% owner of Park Ridge Associates, L.L.C. ("Park Ridge"). SSDC and Park Ridge do business in the real estate development industry.

     In June 1998, Park Ridge acquired 25.6 acres of prime real estate located within the city limits of Albemarle, North Carolina. Park Ridge acquired the real estate to develop it into a premier residential subdivision. The upscale subdivision consists of 30 building lots of which nine have been presold. As of December 1998 the project was two-thirds completed, with an expected completion date of March 1999. When completed, the property will be marketed. There can be no assurances that the development will be completed by the expected completion date, or that the Bank will be successful in recovering its investment in the joint venture, due to the uncertainty inherent in the construction industry and in the real estate market.

COMPETITION

     The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. At September 30, 1998, there were at least 7 other commercial banks, credit unions and mortgage companies as well as numerous other financial services providers located in the Bank's market area. At September 30, 1998, the Bank had a deposit market share of approximately 23% in Stanly County. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

     Institutions which became ineligible to use the percentage of income method had to change to either the reserve method or the specific charge-off method that applied to banks. Large thrift institutions, those generally exceeding $500 million in assets, had to convert to the specific charge-off method. In computing its bad debt reserve for federal income taxes, the Bank used the reserve method in fiscal years 1998, 1997 and 1996.

     Bad debt reserve balances in excess of the balance computed under the experience method or amounts maintained in a supplemental reserve built up prior to 1962 ("excess bad debt reserve") require inclusion in taxable income upon certain distributions to its stockholders. Distributions in redemption or liquidation of stock or distributions with respect to its stock in excess of earnings and profits accumulated in years beginning after December 31, 1951, are treated as a distribution from the excess bad debt reserve. When such a distribution takes place and it is treated as from the excess bad debt reserve, the thrift is required to reduce its reserve by such amount and simultaneously recognize the amount as an item of taxable income increased by the amount of income tax imposed on the inclusion. Dividends not in excess of earnings and profits accumulated since December 31, 1951 will not require inclusion of part or all of the bad debt reserve in taxable income. The Bank has accumulated earnings and profits since December 31, 1951 and has an excess in its bad debt reserve. Distributions in excess of current and accumulated earnings and profits will increase taxable income. Retained earnings at September 30, 1998 includes approximately $2.9 million for which no provision for federal income tax has been made. See Note 13 to "Notes to Consolidated Financial Statements" in the 1998 Annual Report.

     Legislation passed by the U.S. Congress and signed by the President in August 1996 contains a provision that repeals the percentage of taxable income method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995. The legislation will trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. At September 30, 1998, the Bank's post-1987 excess reserves amounted to approximately $1.0 million. A special provision suspends recapture of post-1987 excess reserves for up to two years if, during those years, the institution satisfies a "residential loan requirement." This requirement will be met if the principal amount of the institution's residential loans exceeds a base year amount, which is determined by reference to the average of the institution's residential loans during the six taxable years ending before January 1, 1996. However, notwithstanding this special provision, recapture will begin no later than the first taxable year beginning after December 31, 1997. The Bank met the requirement at September 30, 1998.

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

     The Bank's federal income tax returns have not been audited in over 11 years.

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

     The North Carolina corporate tax rate will drop to 7.25% in 2000 and 6.90% thereafter.

                           SUPERVISION AND REGULATION

     Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutes and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

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

     In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended, require insured depository institutions under common control to reimburse the FDIC for any loss suffered by either the Savings Association Insurance Fund (the "SAIF") or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

     FEDERAL SECURITIES LAW. The Company has registered its Common Stock with the SEC pursuant to Section 12(g) of the Exchange Act and will not deregister the Common Stock for a period of three years following the completion of the Conversion. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

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

     DEPOSIT INSURANCE. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Regulation of the Bank - Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the BIF members had been the statutory minimum of $2,000. The Bank's federal deposit insurance premium expense was $89,000, $70,000 and $318,000, not including a one-time special SAIF assessment incurred for the year ended September 30, 1996, for the years ended September 30, 1998, 1997 and 1996, respectively.

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

     An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At September 30, 1998, the Bank had a leverage ratio of 22.00%.

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

     At September 30, 1998, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

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

     As of September 30, 1998, the largest aggregate amount of loans which the Bank had to any one borrower was $1.0 million. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On September 30, 1998, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $1.7 million.

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

     FEDERAL RESERVE SYSTEM. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of September 30, 1998, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

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

     LIQUIDITY. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On September 30, 1998, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 40%.

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

     The Company paid regular cash dividends totaling $.40 per share and a special return of capital dividend of $6.00 per share during the year ended September 30, 1998.

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

ITEM 2.   PROPERTIES

PROPERTIES

     The following table sets forth the location of the Bank's principal office in Albemarle, North Carolina and its full service branch office in Locust, North Carolina, as well as certain other information relating to these offices as of September 30, 1998. The Bank owns both the Albemarle and Locust offices. The Bank also owns two vacant lots which are adjacent to its Albemarle office, but has no plans for these lots at the present time.

                                     NET BOOK VALUE     DEPOSITS
       ADDRESS                        OF PROPERTY    (IN THOUSANDS)
       -------                       --------------  --------------
Albemarle:                                 $567,000       $124,091
  155 West South Street
  Albemarle, North Carolina 28001

  Two (2) Vacant Lots                      $ 26,000
  South Second Street
  Albemarle, North Carolina 28001

Locust:                                    $221,000       $ 24,353
  406 West Main Street
  Locust, North Carolina 28097

                                           $814,000       $148,444
                                           ========       ========

     The Bank's management considers the property to be in good condition and is of the opinion that it is adequately covered by insurance. The total net book value of the Bank's furniture, fixtures and equipment on September 30, 1998 was $292,000. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of September 30, 1998, the Bank had recorded $68,000 for real estate acquired in settlement of loans.

ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended September 30, 1998.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the section captioned "Common Stock Information" on page 68 in the Company's 1998 Annual Report, which section is incorporated herein by reference. See "Item 1. DESCRIPTION OF BUSINESS--Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the table captioned "Selected Consolidated Financial Data" on the inside cover of the Company's 1998 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The table below sets forth certain performance ratios for the Company for the periods indicated.

                                                         Year Ended September 30,
                                                -------------------------------------------
                                                 1998     1997     1996     1995     1994
                                                -------  -------  -------  -------  -------
Return on Average Assets (Net income divided
   by average total assets)                       0.35%    1.24%    0.30%    1.23%    1.63%

Return on Average Equity (Net income divided
   by average shareholders' equity                1.89%    4.70%    2.45%    9.50%   14.22%

Average Equity to Average Assets Ratio
   (Average shareholders' equity divided by
   average total assets)                         18.43%   26.40%   12.23%   12.97%   11.45%

Interest Rate Spread for the Period               1.97%    2.02%    2.52%    3.59%    4.38%

Average Interest-Earning Assets to Average
   Interest-Bearing Liabilities                 123.10%  136.08%  112.00%  112.74%  110.19%

Net Interest Margin                               2.98%    3.46%    3.09%    4.11%    4.72%

Loan Loss Allowance to Nonperforming Assets
   at Period End                                135.76%   81.25%   63.69%   12.28%   12.48%

     See also the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 4 through 22 in the Company's 1998 Annual Report which section is incorporated herein by reference.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pages 5 and 6 of the 1998 Annual Report are herein incorporated by reference.

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

     Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. First, the Company has structured the security portfolio to shorten the lives of its interest-earning assets. The Company's recent purchases of securities, including mortgage-backed securities have had short or medium terms to maturity. At September 30, 1998, the Company had securities totaling $84.1 million, of which $61.0 million have contractual maturities of five years or less. Mortgage-backed securities amortize and experience prepayments of principal; the Company has received average cash flows from principal paydowns, sales, maturities and calls of securities of $33.4 million annually over the past three fiscal years. The Company also controls interest rate risk reduction by emphasizing non-certificate depositor accounts. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At September 30, 1998, the Company had $13.8 million of regular savings accounts, and $15.9 million of money market, demand and NOW accounts, representing 20.0% of total depositor accounts.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and supplementary data set forth on pages 23 through 68 of the Company's 1998 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     N/A.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the sections of the Proxy Statement captioned "Proposal 1 - Election of Directors - General" of the Proxy Statement and "Proposal - Election of Directors - Executive Officers," which sections are incorporated herein by reference.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the Proxy Statement section captioned "Section 16(a) Beneficial Ownership Reporting Compliance," which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the Proxy Statement sections captioned "Proposal -Election of Directors - Directors' Compensation" and " - Executive Compensation," which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Proxy Statement section captioned "Security Ownership of Certain Beneficial Owners."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no reportable transactions during the two most recent fiscal years nor are any reportable transactions proposed as of the date of this Form 10-K. See also the Proxy Statement section captioned "Proposal 1 -Election of Directors - Certain Indebtedness and Transactions of Management," which section is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1. Consolidated Financial Statements (contained in the Bank's 1998 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

          (a)  Independent Auditor's Report

          (b)  Statements of Financial Condition as of September 30, 1998 and
               1997

          (c) Statements of Income for the Years Ended September 30, 1998, 1997 and 1996

          (d) Statements of Stockholders' Equity for the Years Ended September 30, 1998, 1997 and 1996

          (e) Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996

          (f)  Notes to Consolidated Financial Statements

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

          Exhibit (10)(ix)    South Street Financial Corp. Stock Option Plan,
                              incorporated herein by reference to the Form 10-K dated September 30, 1997

          Exhibit (10)(x)     Home Savings Bank of Albemarle, Inc., SSB
                              Management Recognition Plan and Trust Agreement, incorporated herein by reference to the Form 10-K dated September 30, 1997

          Exhibit (11)        Statement Regarding Computation of Per Share
                              Earnings

          Exhibit (12)        Statement Regarding Computation of Ratios

          Exhibit (13)        Portions of the 1998 Annual Report to Security
                              Holders

          Exhibit (21)        See Item 1. Business for discussion of
                              subsidiaries

          Exhibit (23)        Consent of Independent Certified Public
                              Accountants

          Exhibit (27)        Financial Data Schedule

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOUTH STREET FINANCIAL CORP.


Date:  December 28, 1998             By:   /s/ Carl M. Hill
                                           -------------------------------
                                           Carl M. Hill
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                   Date
---------                                -----                   ----

/s/ Carl M. Hill               President, Chief Executive  December 28, 1998
-----------------------------
Carl M. Hill                   Officer and Director

/s/ R. Ronald Swanner          Executive Vice President,   December 28, 1998
-----------------------------
R.  Ronald Swanner             Secretary and Director

/s/ Christopher F. Cranford    Controller and Treasurer    December 28, 1998
-----------------------------
Christopher F. Cranford

/s/ Caldwell A. Holbrook,      Director                    December 28, 1998
-----------------------------
Caldwell A. Holbrook, Jr.

/s/ Joel A. Huneycutt          Director                    December 28, 1998
-----------------------------
Joel A. Huneycutt

/s/ Douglas Dwight Stokes      Director                    December 28, 1998
-----------------------------
Douglas Dwight Stokes

/s/ Greg E. Underwood          Director                    December 28, 1998
-----------------------------
Greg E. Underwood

                               INDEX TO EXHIBITS



Exhibit No.              Description
-----------              -----------

Exhibit (11)        Statement Regarding Computation of Per Share Earnings

Exhibit (12)        Statement Regarding Computation of Ratios

Exhibit (13)        1998 Annual Report

Exhibit (23)        Consent of Independent Certified Public Accountants

Exhibit (27)        Financial Data Schedule