Form 10-Q
period 1998-12-31
SOUTH STREET FINANCIAL CORP
filed 1999-02-22
CIK 1014964

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington  D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1998

                                       OR
 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ____________________


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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No ____
                                        -

As of February 12, 1999 there were issued and outstanding 4,208,724 shares of the Registrant's common stock, no par value.

                  SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

                                     INDEX

 PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated statements of financial condition at December 31,
     1998 (Unaudited) and September 30, 1998                                   1

     Consolidated statements of income and comprehensive income for the
     three months ended December 31, 1998 and 1997   (Unaudited)               2

     Consolidated statements of cash flows for the three months
     ended December 31, 1998 and 1997 (Unaudited)                            3-4

     Notes to consolidated financial statements (Unaudited)                  5-7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8-12

Item 3.  Quantitative and Qualitative disclosures about Market Risk           13


 PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                               14

     Item 2.  Changes in Securities and Use of Proceeds                       14

     Item 3.  Defaults upon Senior Securities                                 14

     Item 4.  Submission of Matters to a Vote of Security Holders             14

     Item 5.  Other Information                                               14

     Item 6.  Exhibits and Reports on Form 8-K                                14

     Signatures                                                            15-16

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31,1998 and September 30, 1998

                                                                         DECEMBER 31,         September 30,
ASSETS                                                                      1998                  1998
------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)             (Note)*
Cash and cash equivalents:
     Noninterest-bearing deposits                                  $         3,469,000   $         2,891,000
     Interest-bearing deposits                                              19,652,000            26,895,000
     Federal Funds sold                                                      2,960,000             3,010,000
Securities held to maturity                                                 12,131,000            13,340,000
Securities available for sale                                               27,208,000            39,158,000
Federal Home Loan Bank stock                                                 1,707,000             1,707,000
Loans receivable, net                                                      110,623,000           110,550,000
Real estate acquired in settlement of loans                                     41,000                68,000
Real estate held for investment                                                813,000               960,000
Accrued interest receivable                                                  1,109,000             1,302,000
Office properties and equipment, net                                         1,156,000             1,106,000
Prepaid expenses and other assets                                            1,102,000               958,000
                                                                   -----------------------------------------
                   TOTAL ASSETS                                    $       181,971,000   $       201,945,000
                                                                   =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------
Liabilities:
    Deposits                                                       $       148,755,000   $       148,444,000
    Note payable                                                                 -                18,000,000
    Advance payments by borrowers for taxes and insurance                      218,000               125,000
    Accounts payable and other liabilities                                   2,261,000             3,250,000
    Minority interest in Park Ridge Associates, LLC                             10,000                10,000
    Checks outstanding on disbursement account                                 248,000               561,000
                                                                   -----------------------------------------
                   TOTAL LIABILITIES                                       151,492,000           170,390,000
                                                                   -----------------------------------------
Stockholders' equity:
     Preferred stock, no par value, authorized 5,000,000 shares;
         no shares issued                                                        -                     -
     Common stock, no par value, authorized 20,000,000 shares;
         Issued 4,208,724 shares December 31, 1998 and
          4351,060
         Shares at September 30, 1998                                            -                     -
     Additional paid-in capital                                             16,755,000            17,930,000
     Deferred Management Recognition Plan                                   (1,397,000)           (1,596,000)
     Accumulated other comprehensive income, unrealized gain
     (loss) on securities available for sale, net of tax                       (91,000)               26,000
     Unearned compensation                                                  (1,990,000)           (1,990,000)
     Unearned ESOP                                                          (3,842,000)           (4,080,000)
     Retained earnings, substantially restricted                            21,044,000            21,265,000
                                                                   -----------------------------------------
              TOTAL STOCKHOLDERS' EQUITY                                    30,479,000            31,555,000
                                                                   -----------------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $       181,971,000   $       201,945,000
                                                                   =========================================

*NOTE: The Consolidated Statement of Financial Condition as of September 30, 1998 has been taken from the audited financial statements of South Street Financial Corp. and Subsidiary at that date.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AND COMPREHENSIVE INCOME Three Months Ended December 31, 1998 and 1997

                                                                                    1998                   1997
----------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
INTEREST INCOME:
   Loans                                                                    $         2,280,000   $          2,396,000
   Mortgage-backed certificates                                                         328,000                526,000
   Investment securities                                                                422,000              1,106,000
   Other interest-bearing deposits                                                      230,000                263,000
                                                                            ------------------------------------------
       Total interest income                                                          3,260,000              4,291,000
Interest expense on deposits and borrowed funds                                       1,798,000              2,287,000
                                                                            ------------------------------------------
       NET INTEREST INCOME                                                            1,462,000              2,004,000
Provision for loan losses                                                                 -                      -
                                                                            ------------------------------------------
       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            1,462,000              2,004,000
                                                                            ------------------------------------------
Noninterest income, net                                                                  29,000                 17,000
                                                                            ------------------------------------------

NONINTEREST EXPENSES:
   Compensation and benefits                                                            822,000              1,693,000
   Net occupancy                                                                         85,000                 60,000
   Federal insurance premium expenses                                                    22,000                 22,000
   Data processing                                                                       51,000                 51,000
   Other                                                                                226,000                196,000
                                                                            ------------------------------------------
                                                                                      1,206,000              2,022,000
                                                                            ------------------------------------------
       INCOME (LOSS) BEFORE INCOME TAXES                                                285,000                 (1,000)
Provision for income taxes                                                               92,000                  -
                                                                            ------------------------------------------

       NET INCOME (LOSS)                                                                193,000                 (1,000)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
    Unrealized holding losses arising during the period, net of tax                    (117,000)              (115,000)
    Less reclassification adjustment for losses included in net income,
           net of tax                                                                    -                      13,000
                                                                            ------------------------------------------
         Other comprehensive loss                                                      (117,000)              (102,000)
                                                                            ------------------------------------------

      COMPREHENSIVE INCOME (LOSS)                                           $            76,000   $           (103,000)
                                                                            ==========================================


Basic earnings per share                                                    $              0.05   $              (0.02)
                                                                            ==========================================
Diluted earning per share                                                   $              0.05   $              (0.02)
                                                                            ==========================================

Dividends declared per share                                                $              0.10   $               0.10
                                                                            ==========================================

Average number of Basic shares outstanding                                            3,658,932              4,209,968
                                                                            ==========================================

Average number of Diluted shares outstanding                                          3,658,932              4,346,828
                                                                            ==========================================

See Notes to Consolidated Financial Statements.

                                                                           1998                       1997
-----------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                            $       193,000            $      (1,000)
 Adjustments to reconcile net income to net cash provided by
    Operating activities:
    Provision for loan losses                                                        -                        -
   Net accretion of premiums and discounts on securities                        (4,000)                 (46,000)
   Amortization of deferred loan fees                                         (147,000)                  52,000
   Provision for depreciation                                                   28,000                   29,000
   ESOP contribution                                                           142,000                  124,000
   Vesting of Management Recognition Plan                                      199,000                  998,000
   Deferred Income Taxes                                                        92,000                  340,000
   (Increase) Decrease in assets:
      Accrued interest receivable                                              193,000                  285,000
      Prepaid and other assets                                                (144,000)                 113,000
  Increase (Decrease) in liabilities:
      Accounts payable and other liabilities                                  (989,000)                (673,000)
       Interest payable                                                              -                 (111,000)
      Checks outstanding on disbursement
          Accounts                                                            (313,000)                  62,000
                                                                  -----------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                            (750,000)               1,172,000
                                                                  -----------------------------------------------



CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                (2,000,000)                       -
  Redemption of FHLB stock                                                           -                  543,000
  Proceeds from maturities and recalls of securities available
     for sale                                                               13,810,000               18,581,000
  Principal collected on securities held to maturity                         1,194,000                1,828,000
  Loan originations and principal payments on loans, net                       (61,000)                (871,000)
  Purchase of office properties and equipment                                  (79,000)                  (2,000)
  Purchase of real estate held for investment                                  (94,000)                       -
  Proceeds from sale of foreclosed real estate                                 241,000                        -
                                                                  -----------------------------------------------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 13,011,000               20,079,000
                                                                  -----------------------------------------------
                             (Continued)

                                                                           1998                    1997
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                           $        311,000        $       1,454,000
 Net increase in advance payments by borrowers for
  taxes and insurance                                                         93,000                  101,000
 Principal payment received on ESOP note                                     238,000                   36,000
 Repayment of short term debt                                            (18,000,000)                       -
 Dividends paid to stockholders                                             (435,000)                (450,000)
 Retirement of stock purchased                                            (1,183,000)                       -
 Repayment of Federal Home Loan Bank borrowings                                    -              (14,000,000)
                                                                  -------------------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                             (18,976,000)             (12,859,000)
                                                                  -------------------------------------------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (6,715,000)               8,392,000
Cash and cash equivalents:
 Beginning                                                                32,796,000               27,644,000
                                                                  -------------------------------------------
 Ending                                                             $     26,081,000        $      36,036,000
                                                                  ===========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash and cash equivalents:
   Cash and short-term investments:
    Noninterest-bearing                                             $      3,469,000        $       2,430,000
    Interest-bearing                                                      19,652,000               18,676,000
     Federal Funds Sold                                                    2,960,000               14,930,000
                                                                  ===========================================
                                                                    $     26,081,000        $      36,036,000
                                                                  ===========================================


Net change in unrealized (gain) loss on securities available for
 sale, net of deferred taxes (credits)                              $       (117,000)       $        (102,000)
                                                                  ===========================================

 See Notes to Consolidated Financial Statements.

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

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's office is located at 155 West South Street, Albemarle, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering which half of proceeds were retained at the holding company level, holding the indebtedness outstanding from the Home Savings Bank of Albemarle, Inc., SSB Employee Stock Ownership Plan (the "ESOP") and owning the Bank. The Company's principal sources of income are earnings on its investments and interest payments received from the ESOP with respect to the ESOP loan. In addition, the Company will receive any dividends, which are declared and paid by the Bank on its capital stock.

The Bank was originally chartered in 1911. It has been a member of the Federal Home Loan Bank ("FHLB") system since 1954 and its deposits are federally insured up to allowable limits. The Bank is engaged primarily in the business of attracting retail deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank makes mortgage loans secured by residential real property, including one-to-four family residential real estate loans, home equity line of credit loans and other subordinate lien loans, loans secured by improved nonresidential real property, loans secured by undeveloped real property and construction loans. The Bank also makes a limited number of loans, which are not secured by real property, such as loans secured by savings accounts. The Bank's primary source of revenue is interest income from its lending activities. The Bank's other major sources of revenue are interest and dividend income from investments and mortgage backed securities, interest income from its interest-bearing deposit balances in other depository institutions and fee income from its lending and deposit activities. The major expenses of the Bank are interest on deposits and noninterest expenses such as compensation and fringe benefits, federal deposit insurance premiums, data processing expenses and branch occupancy and related expenses.

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Home Savings Bank. The results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999.

The accounting policies of the Company followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1998 annual report of the Company.

NOTE 3.   EARNINGS PER SHARE

The Company's basic earnings per share for the three month period ended December 31, 1998 is based on net income earned divided by the weighted average number of shares outstanding from the beginning of the three month period to the end of the three month period and diluted earnings per share is adjusted for the conversion, exercise or issuance of all potential common stock instruments. For purposes of this computation, the number of shares of common stock purchased by the ESOP which have not been allocated to participant accounts are not assumed to be outstanding.

NOTE 4.   DIVIDENDS DECLARED

On December 14, 1998, the Company's Board of Directors declared a dividend of $
 .10 a share for shareholders of record as of December 31, 1998 and payable on January 13, 1999. In addition, on December 14, 1998, the Board of Directors of Home Savings declared an upstream dividend of $324,000 to the Company.

NOTE 5.   NOTES PAYABLE AND ADVANCES FROM FEDERAL HOME LOAN BANK

The note payable to Bankers' Bank in the amount of $18,000,000 was repaid on October 1, 1998 and as of December 31, 1998 there are no outstanding notes or Advances from the Federal Home Loan Bank.

NOTE 6.   STOCK OPTION PLAN AND THE BANK'S MANAGEMENT RECOGNITION PLAN

The Company's stockholders approved the Company's Stock Option Plan and the Bank's Management Recognition Plan and Trust (the "MRP") on October 15, 1997. The Stock Option Plan reserved for issuance up to 449,650 stock options to all officers, directors, and employees at the time of the adoption either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's common stock at date of grant. The options awarded to employees, which have not yet been granted, will vest at the rate of 25% annually beginning at the date of grant. Options granted to non-employee directors will vest immediately on the date of grant. As permitted under the generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost will be recognized on the grant date of any options.

On December 4, 1998 the FASB announced that it will issue an exposure draft during the first quarter of 1999 which will include interpretations of APB Opinion No. 25 which are anticipated to be effective in September, 1999 and if adopted will cover events that occur after December 15, 1998. Under the interpretations certain transactions should they occur would cause an entity to adopt fair value accounting for stock.

The MRP reserved for issuance 179,860 shares of common stock to all officers, directors, and employees at the time of adoption. The Bank issued shares to fund the MRP in October of 1997. The restricted common stock under the MRP vests at the rate of 25% annually beginning at the date of grant.

NOTE 7.   NEW ACCOUNTING STANDARD

The Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income, during the quarter ended December 31, 1998. The Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

This Form 10Q contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Company that are subject to various factors which could cause actual results to differ materially from those estimates. Factors, which could influence the estimates, include changes in general and local market conditions, legislative and regulatory conditions and an adverse interest rate environment.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND SEPTEMBER 30, 1998:

Total assets decreased by $20.0 million or 9.9%, to $181.9 million at December 31, 1998 from $201.9 million at September 30, 1998. The decrease in assets was primarily attributable to a decrease in liquidity and investment securities, which were used for repayment of the note payable to Bankers' Bank in the amount of $18.0 million. The Company also repurchased 142,336 shares of the outstanding common stock of the Company in the amount of $1.2 million.

Net loans receivable increased by $73,000 or 0.07% to $110.6 million at December 31, 1998 from $110.5 million at September 30, 1998. Investment securities held to maturity decreased $1.2 million or 9.1%, to $12.1 million at December 31, 1998 from $13.3 million at September 30, 1998. Likewise, investment securities classified as available for sale decreased $11.9 million or 30.5%, to $27.2 million at December 31, 1998 from $39.2 million at September 30, 1998. The decrease was primarily due to the repayment of $18 million in borrowing from The Bankers' Bank. The Bank had borrowings of $18.0 million outstanding at the end of September 30, 1998. The Bank has guaranteed the repayment of the ESOP's note payable to the Company, which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company. The Company's note receivable from the ESOP totaling $3.8 million, net of $238,000 principal repayment made during the three months ended December 31, 1998, is reported as a reduction of stockholders' equity. Retained earnings decreased by $221,000 to $21.0 million at December 31, 1998, which is attributable to the Company's dividends accrued for the three months ended December 31, 1998 in the amount of $421,000, net of $193,000 of net income Additional paid-in capital, deferred MRP and unearned compensation decreased by $976 thousand to $13.4 million at December 31, 1998 from $14.3 million at September 30, 1998. The decrease was primarily attributable to the repurchase of 142,336 shares of outstanding common stock in the amount of $1.2 million.

As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies. At December 31, 1998 the Company's stockholders' equity amounted to $30.0 million, or 16.7% of total assets and exceeds all regulatory capital requirements.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more was $395,000 and $248,000 at December 31, 1998 and September 30, 1998, respectively. During the three month periods ended December 31, 1998 and 1997, the Bank's level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding, and the Bank's charge-offs of loans was minimal. Management determined based on their analysis that no loan loss provisions were necessary during the first quarter of fiscal 1999.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997:

GENERAL. Net income for the three months ended December 31, 1998 was $193,000, or $194,000 greater than the $(1,000) earned during the same period in 1997. As discussed below, the increase in net income was primarily attributable to the expensing of the "MRP" in the amount of $199,000 for the three month period ended December 31, 1998 as compared to the $998,000 expensed for the same period in 1997. This expense represents the three months accrual of the next 25% vesting period. The monthly recognition of the MRP expense over the next two years will be $66,000.

INTEREST INCOME. Interest income decreased by $1.0 million from $4.3 million for the three months ended December 31, 1997 to $3.3 million for the three months ended December 31, 1998. These decreases were attributable to the change in the volume of interest-earning assets outstanding.

INTEREST EXPENSE. Interest expense on deposits decreased by $489,000 from $2.3 million for the three months ended December 31, 1997 to $1.8 million for the three months ended December 31, 1998. The decrease was primarily due to a decrease in the rate of interest-bearing deposits for the three months ended December 31, 1998 compared to the same period in 1997. The Bank prices its deposits to be at or near the top of the market because of its dependence on the local market for funds availability.

NET INTEREST INCOME. Net interest income decreased by $542,000 from $2.0 million for the three months ended December 31, 1997 to $1.5 million for the three months ended December 31, 1998. This decrease resulted from the decrease in the volume of interest-earning assets outstanding. The Bank's interest rate spread decreased primarily because its deposits were more rate sensitive than its interest-earning assets.

PROVISION FOR LOAN LOSSES. There were no provisions for loan losses charged to income during the three months ended December 31, 1998. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible.

Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Bank's charge-offs of loans during the three period ended December 31, 1998 and 1997 was minimal.

At December 31, 1998, the Bank's level of general valuation allowances for loan losses amounted to $429,000, which management believes is adequate to absorb potential losses in its loan portfolio.

NONINTEREST INCOME.   Noninterest income increased by $12,000 from $17,000 for
the three month period ended December 31, 1997 to $29,000 for the three month period ended December 31, 1998. This increase was attributable to a increase in various small items during the three months ended December 31, 1998 as compared to the same period in 1997.

NONINTEREST EXPENSE. Noninterest expense decreased by $816,000 from $2.0 million for the three-month period ended December 31, 1997 to $1.2 million for the three-month period ended December 31, 1998. The decrease in noninterest expense is principally due to an decrease in benefits expense associated with the establishment of an ESOP and the MRP as discussed below.

As a part of the conversion, the Company established an ESOP that acquired a total of 359,720 shares of the stock offered in the conversion with funds provided in the form of a loan from the Company. The loan is expected to be repaid over a fifteen-year period with funds provided by the Bank sufficient to amortize the debt. The expense associated with the ESOP is reported in accordance with SOP 93-6 "Employers' Accounting for Employee Stock Ownership Plans."

The MRP reserved for issuance 179,860 shares of common stock to all officers, directors and employees on the adoption date of October 15, 1997. The Bank issued shares to fund the MRP in October of 1997. The restricted common stock under the MRP vests at the rate of 25% annually. The expense recorded in the three months ended December 31, 1998 represents three months accrual of the yearly 25% vesting amount, while the expense for the three months ended December 31, 1997 represents immediate vesting of 25% of the MRP shares and three months accrual of the next 25% amount.

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

During the three month period ended December 31, 1998, cash and cash equivalents, a significant source of liquidity, decreased by approximately $6.7 million. This decrease is a direct result of the Company's repayment of $18.0 million in borrowings and the repurchase of the Company's common stock as mentioned before. Cash flow resulting from internal operating activities provided for a decrease of $750,000 in cash during the three-month period ended December 31, 1998. Financing activities, principally the repayment of short-term debt in the amount of $18.0 million provided for a decrease of $18.9 million in cash. Investing activities, principally proceeds from maturities and sales of securities of $15.0 million and purchase of securities totaling $2.0 million provided an additional $13.0 million.

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the Administrator. The Bank's liquidity ratio at December 31, 1998, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders' equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Administrator at December 31, 1998.

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

YEAR 2000.

A lot of attention has been given to the impact that the year 2000 date change will have on businesses, utilities and other organizations that rely on computerized systems to help run their operations. The year 2000 date change can affect any system that uses computer software or computer chips including automated equipment and machinery. For example, many computer programs and computer chips store the calendar year portion of the date as two digits rather than four digits. These software programs and chips record the year 1999 as "99". This approach works until the year 2000 when the "00" may be interpreted as the year 1900 instead of the year 2000.

Banks use computer systems to perform financial calculations, transfer funds, record deposits and loan payments, run financial security systems and vaults and a myriad of other functions. Because banks rely heavily on their computer systems, the Federal Financial Institutions Examination Council ("FFIEC") has placed significant emphasis on the problems surrounding the year 2000 issues and has required financial institutions to document the assessment, testing and corrections made to ready their computer systems and programs for the year 2000 date change. The FFIEC has strict regulations, guidelines, and milestones in place that each FDIC insured financial institution must follow in order to remain operational. The Company's board of directors has remained informed of the Company's position and progress in its year 2000 project.

The Company's year 2000 project remains on schedule according to the guidelines set forth by the FFIEC. The Company's most critical external exposure to year 2000 system problems is with its data processing provider, Fiserv. Fiserv renovated its systems in June 1998 and is currently testing its remediation efforts. Fiserv plans to have all of its systems year 2000 compliant by December 1998. Fiserv has responded to the Company that renovation of its program is virtually complete. In the event that Fiserv is unable to make the necessary corrections to its programs to accommodate the year 2000, the Company will convert its data to one of the other Fiserv programs that is able to operate in the 2000 environment.

In addition, the Company has contacted its major customers and vendors to inquire about their progress in addressing the year 2000 problem and does not believe that the problems of such customers and vendors will have a material adverse effect on the Company or its operations. The Company will continue to monitor the progress of these parties in addressing the year 2000 problem as the new millennium approaches. Management estimates the cost to replace the computer hardware and software with year 2000 compliant equipment to be approximately $350,000 to $450,000, which will be installed during the second quarter of fiscal 1999.

The year 2000 problems can affect the Company's operation in a number of ways but the mission critical issue is maintaining customers' account information including tracking deposits, interest accruals and loan payments. The Company is dependent upon electricity, telephone lines, computer hardware and Fiserv's date processing capability.

The Company is in contact with its electric utility and phone company, and assurances have been given that no major problems exist and that both companies will have all year 2000 problems addressed well before December 31, 1999. A new telephone system will also be installed in the second quarter of fiscal 1999. If the electric utility is unable to certify that its renovation is completed by June 30, 1999, the Company will acquire portable generators with sufficient capacity to run the system servers and at least one work station in each branch office.

To prevent difficulties in the event there is an unforeseen interruption in either telephone or electrical service when the year changes, the Company will print hard copies of all account information. In addition, the Company will download all account information into programs on the Company's hardware that will allow bank personnel to extract customer information without regard to outside sources.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. One of the principal risks for the bank is interest rate risk. One of the Bank's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. Historically, the Bank has been a mortgage lender so the loan portfolio continues to have a large number of mortgage loans with maturities that are considerably longer than for the deposits that fund those loans. Thus, an upward movement in the market rate of interest would result is the cost of deposits increasing at a faster rate than the rate on loans. The principal strategy of the Bank over the past several years has been to emphasize the investment of excess cash in short or intermediate term interest-earning assets, the solicitation of transaction deposits accounts which are less sensitive to changes in interest rates and can be repriced rapidly. The Company has not experienced any substantial changes in its portfolio risk during the three-month period ended December 31, 1998. See disclosures in the September 30, 1998 Form 10K. However, the Bank's interest rate spread has decreased slightly during the three months ended December 31, 1998 due to a general economic decline in the Bank's market area.

During 1998, the Bank formed a wholly owned subsidiary, South Street Development Corporation ("SSDC") with a $1.8 million cash investment, SSDC then invested $10,000 for a 50% interest in Park Ridge Associates, LLC ("Park Ridge"). An outside individual owns the other 50% interest in Park Ridge. In June, 1998, Park Ridge acquired 25.6 acres of prime real estate located within the city limits of Albemarle, North Carolina. The joint venture was created to acquire and develop the property into a premier residential subdivision. The upscale subdivision consists of 30 building lots of which nine have been presold. As of December 31, 1998, the project was two-thirds completed with an expected completion date of March, 1999. The property will be marketed at that time. There can be no assurances that the development will be completed by the expected completion date, or that the Bank will be successful in recovering its investment in the joint venture.

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

              Not applicable

     Item 5.  Other Information

              Not applicable

     Item 6.  Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    Exhibit (27) Financial Data Schedule

              (b)   Reports on Form 8-K

                    The Company has not filed any form 8-K for quarter ended December 31, 1998

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SOUTH STREET FINANCIAL CORP.

     Dated _______________________     By: /s/ Carl M. Hill
                                           ------------------------------
                                           Carl M. Hill
                                           President and Chief Executive Officer

     Dated _______________________     By: /s/ Christopher F. Cranford
                                           -------------------------------
                                           Christopher F. Cranford
                                           Treasurer and Controller