Form 10-Q
period 1999-03-31
SOUTH STREET FINANCIAL CORP
filed 1999-05-17
CIK 1014964

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999
                                    --------------

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _____________ to _______________

                        Commission File Number 0-21083
                                               -------

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

                                (704) 982-9184
                                 --------------
                         (Issuer's telephone  number)

                                      N/A
                                      ---
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _____


As of May 14, 1999 there were issued and outstanding 4,001,824 shares of the Registrant's common stock, no par value.

                  SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

                                     INDEX

PART I.    FINANCIAL INFORMATION                                                            Page
                                                                                          --------
  Item 1.    Financial Statements

  Consolidated Statements of Financial Condition at March 31, 1999 (Unaudited)
    and September 30, 1998                                                                      1

  Consolidated Statements of Income and Comprehensive Income for the Three
    Months Ended March 31, 1999 and 1998 (Unaudited)                                            2

  Consolidated Statements of Income and Comprehensive Income for the Six
    Months Ended March 31, 1999 and 1998 (Unaudited)                                            3

  Consolidated Statements of Cash Flows for the Six Months Ended
    March 31, 1999 and 1998 (Unaudited)                                                     4 - 5

  Notes to Consolidated Financial Statements (Unaudited)                                    6 - 8

  Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                         9 - 14

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        15

PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                 16

  Item 2.    Changes in Securities and Use of Proceeds                                         16

  Item 3.    Defaults upon Senior Securities                                                   16

  Item 4.    Submission of Matters to a Vote of Security Holders                               16

  Item 5.    Other Information                                                                 16

  Item 6.     Exhibits and Reports on Form 8-K                                                 16

  Signatures                                                                              17 - 18

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 1999 AND SEPTEMBER 30, 1998

                                                                                   March 31,                  September 30,
ASSETS                                                                              1999                         1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)                    (Note)
Cash and cash equivalents:
  Noninterest-bearing deposits                                                    $    2,025,000            $    2,891,000
  Interest-bearing deposits                                                           21,342,000                26,895,000
  Federal Funds sold                                                                   2,250,000                 3,010,000
Securities held to maturity                                                           10,680,000                13,340,000
Securities available for sale                                                         25,957,000                39,158,000
Federal Home Loan Bank stock                                                           1,653,000                 1,707,000
Loans receivable, net                                                                111,679,000               110,550,000
Real estate acquired in settlement of loans                                               18,000                    68,000
Real estate held for investment                                                          976,000                   960,000
Accrued interest receivable                                                            1,014,000                 1,302,000
Office properties and equipment, net                                                   1,251,000                 1,106,000
Prepaid expenses and other assets                                                      1,271,000                   958,000
                                                                                  ------------------------------------------
       Total assets                                                               $  180,116,000            $  201,945,000
                                                                                  ==========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Liabilities:
  Deposits                                                                        $  147,737,000          $    148,444,000
  Note payable                                                                                                  18,000,000
  Advance payments by borrowers for taxes and insurance                                  323,000                   125,000
  Accounts payable and other liabilities                                               2,402,000                 3,250,000
  Minority interest in Park Ridge Associates, LLC                                         10,000                    10,000
  Checks outstanding on disbursement account                                             246,000                   561,000
                                                                                  ------------------------------------------
       Total liabilities                                                             150,718,000               170,390,000
                                                                                  ------------------------------------------
Stockholders' equity:
  Preferred stock, no par value, authorized 5,000,000 shares;
    no shares issued                                                                          -                         -
  Common stock, no par value, authorized 20,000,000 shares;
    issued 4,076,924 shares March 31, 1999 and 4,351,0060
    shares at September 30, 1998                                                              -                         -
  Additional paid-in capital                                                          15,746,000                17,930,000
  Deferred management recognition plan                                                (1,197,000)               (1,596,000)
   Accumulated other comprehensive income, unrealized gain
    (loss) on securities available for sale, net of tax                                 (194,000)                   26,000
  Unearned compensation                                                               (1,918,000)               (1,990,000)
  Unearned ESOP                                                                       (3,789,000)               (4,080,000)
  Retained earnings, substantially restricted                                         20,750,000                21,265,000
                                                                                  -------------------------------------------
       Total stockholders' equity                                                     29,398,000                31,555,000
                                                                                  ------------------------------------------
       Total liabilities and stockholders' equity                                 $  180,116,000          $    201,945,000
                                                                                  ==========================================

NOTE: The Consolidated Statement of Financial Condition as of September 30, 1998 has been taken from the audited financial statements of South Street Financial Corp. and Subsidiary at that date.

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                       1999                 1998
-------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
Interest income:
  Loans                                                                        $     2,238,000        $  2,383,000
  Mortgage-backed securities                                                           335,000             457,000
  Investment securities                                                                310,000             875,000
  Other interest-bearing deposits                                                      253,000             330,000
                                                                               ------------------------------------
     Total interest income                                                           3,136,000           4,045,000
Interest expense on deposits and borrowed funds                                      1,743,000           2,459,000
                                                                               ------------------------------------
        Net interest income                                                          1,393,000           1,586,000
Provision for loan losses                                                                   -                   -
                                                                               ------------------------------------
        Net interest income after provision for loan losses                          1,393,000           1,586,000
                                                                               ------------------------------------
Noninterest income, net                                                                 32,000              67,000
                                                                               ------------------------------------

Noninterest expenses:
  Compensation and benefits                                                          1,038,000             875,000
  Net occupancy                                                                         72,000              63,000
  Federal insurance premium expenses                                                    23,000              22,000
  Data processing                                                                       61,000              56,000
  Other                                                                                181,000             198,000
                                                                               ------------------------------------
                                                                                     1,375,000           1,214,000
                                                                               ------------------------------------
        Income before income taxes                                                      50,000             439,000
Provision for income taxes                                                              17,000             179,000
                                                                               ------------------------------------
        Net income                                                                      33,000             260,000

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) arising during period, net of tax                 (103,000)             49,000
  Less reclassification adjustment for gains (losses) included in
    net income, net of tax                                                                  -                   -
                                                                               ------------------------------------
     Other comprehensive income (loss)                                                (103,000)             49,000
                                                                               ------------------------------------

        Comprehensive income (loss)                                            $       (70,000)       $    309,000
                                                                               ====================================
Basic earnings per share                                                       $          0.01        $       0.06
                                                                               ====================================
Diluted earning per share                                                      $          0.01        $       0.06
                                                                               ====================================

Dividends declared per share                                                   $          0.10        $       0.10
                                                                               ====================================
Average number of basic shares outstanding                                           3,702,291           4,170,349

Average number of diluted shares outstanding                                         3,702,291           4,170,349

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Six Months Ended March 31, 1999 and 1998



                                                                              1999               1998
-----------------------------------------------------------------------------------------------------------
Interest income:
  Loans                                                                    $ 4,518,000         $  4,779,000
  Mortgage-backed certificates                                                 663,000              983,000
  Investment securities                                                        732,000            1,981,000
  Other interest-bearing deposits                                              483,000              593,000
                                                                         -------------         ------------
    Total interest income                                                    6,396,000            8,336,000
Interest expense on deposits and borrowed funds                              3,541,000            4,746,000
                                                                         -------------         ------------
           Net interest income                                               2,855,000           3,590,0000
Provision for loan losses                                                            -                    -
                                                                         -------------         ------------
           Net interest income after provision for loan losses               2,855,000            3,590,000
                                                                         -------------         ------------
Noninterest income, net                                                         61,000               84,000
                                                                         -------------         ------------
Noninterest expenses:
  Compensation and benefits                                                  1,860,000            2,568,000
  Net occupancy                                                                157,000              123,000
  Federal insurance premium expenses                                            45,000               44,000
  Data processing                                                              112,000              107,000
  Other                                                                        407,000              394,000
                                                                         -------------         ------------
                                                                             2,581,000            3,236,000
                                                                         -------------         ------------
           Income before income taxes                                          335,000              438,000
Provision for income taxes                                                     109,000              179,000
                                                                         -------------         ------------
           Net income                                                          226,000              259,000

Other comprehensive loss, net of tax:
  Unrealized holding losses arising during the period, net of tax             (218,000)             (54,000)
  Less reclassification adjustment for gains included in net
    income, net of tax                                                          (2,000)                  -
                                                                         -------------         ------------
        Other comprehensive loss                                              (220,000)            (54,000)
                                                                         -------------         ------------
       Comprehensive income                                                $     6,000         $   205,000
                                                                         =============         ============
Basic earnings per share                                                   $      0.06         $      0.06
                                                                         =============         ============
Diluted earning per share                                                  $      0.06         $      0.06
                                                                         =============         ============
Dividends declared per share                                               $      0.20         $      0.10
                                                                          =============         ============
Average number of basic shares outstanding                                   3,748,051           4,157,224

Average number of diluted shares outstanding                                 3,748,051           4,157,224

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED Statements of CASH FLOWS
Six Months Ended March 31, 1999 and 1998


                                                                           1999                 1998
-----------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Cash Flows From Operating Activities
  Net income                                                                 $ 226,000        $  259,000
  Adjustments to reconcile net income to cash used in
    operating activities:
    Net accretion of premiums and discounts on securities                       18,000          (125,000)
    Amortization of deferred loan fees                                        (168,000)          (78,000)
    Provision for depreciation                                                  66,000            56,000
    ESOP contribution                                                            3,000           219,000
    Vesting of deferred management recognition plan                            399,000         1,198,000
    Deferred income taxes                                                      (35,000)          125,000
    Amortization of unearned compensation                                       72,000                 -
    Gain on sale of investments                                                 (2,000)                -
    (Increase) decrease in assets:
       Accrued interest receivable                                             288,000           530,000
       Prepaid expenses and other assets                                      (313,000)          175,000
    Increase (decrease) in liabilities:
       Accounts payable and other liabilities                                 (658,000)           17,000
       Interest payable                                                         (2,000)            6,000

Checks outstanding on disbursement accounts                                    315,000)         (181,000)
                                                                          ------------        ----------
         Net cash provided by (used in) operating activities                  (421,000)        2,201,000
                                                                          ------------        ----------
Cash Flows From Investing Activities
  Purchases of securities available for sale                               (11,037,000)       (8,072,000)
  Redemption of FHLB stock                                                      54,000           543,000
  Proceeds from maturities and recalls of securities available
    for sale                                                                23,891,000        37,854,000
  Principal collected on securities held to maturity                         2,630,000         3,500,000
  Loan originations and principal payments on loans, net                      (961,000)        1,738,000
  Purchase of office properties and equipment                                 (211,000)           (2,O00)
  Purchase of real estate held for investment                                 ( 16,000)
  Proceeds from sale of foreclosed real estate                                  50,000
                                                                          ------------       -----------
           Net cash provided by investing activities                        14,400,000        35,561,000
                                                                          ------------       -----------

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

Six Months Ended March 31, 1999 and 1998

                                                                                     1999                 1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
Cash Flows from Financing Activities
   Net decrease in deposits                                                       $      (705,000)          $   5,121,000
   Net increase in advance payments by borrowers for taxes
     and insurance                                                                        198,000                 207,000
   Principal payment received on ESOP note                                                291,000                  72,000
   Proceeds from borrowings on note payable                                                    -               18,000,000
   Repayment of note payable                                                          (18,000,000)                     -
   Dividends paid to stockholders                                                        (755,000)            (28,993,000)
   Retirement of stock purchased                                                       (2,187,000)                     -
   Proceeds from Federal Home Loan Bank borrowings                                             -                       -
   Repayment of Federal Home Loan Bank borrowings                                              -              (20,000,000)
                                                                                  ----------------------------------------
           Net cash used in financing activities                                      (21,158,000)            (25,593,000)
                                                                                  ----------------------------------------
           Net increase (decrease) in cash and cash equivalents                        (7,179,000)             12,169,000
Cash and cash equivalents:
  Beginning                                                                            32,796,000              27,644,000
                                                                                  ----------------------------------------
  Ending                                                                          $    25,617,000           $  39,813,000
                                                                                  ========================================

Supplemental Disclosures of Cash Flow Information
  Cash and cash equivalents:
    Cash and short-term investments:
      Noninterest-bearing                                                         $     2,025,000           $   2,454,000
      Interest-bearing                                                                 21,342,000              31,929,000
      Federal funds sold                                                                2,250,000               5,430,000
                                                                                  ----------------------------------------
                                                                                  $    25,617,000           $  39,813,000
                                                                                  ========================================

  Cash payments for:
    Interest                                                                      $     2,113,000           $   2,029,000
    Taxes                                                                                (576,000)                136,000

Supplemental Disclosures of Noncash Transactions
  Net change in unrealized (gain) loss on securities available for
    sale, net of deferred taxes                                                   $       220,000           $      54,000
  Change in dividends accrued                                                             (14,000)                 18,000

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)
--------------------------------------------------------------------------------

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

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the 0savings bank holding company laws of North Carolina. The Company's office is located at 155 West South Street, Albemarle, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering which half of proceeds were retained at the holding company level, holding the indebtedness outstanding from the Home Savings Bank of Albemarle, Inc., SSB Employee Stock Ownership Plan (the "ESOP") and owning the Bank. The Company's principal sources of income are earnings on its investments and interest payments received from the ESOP with respect to the ESOP loan. In addition, the Company will receive any dividends, which are declared and paid by the Bank on its capital stock.

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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)
--------------------------------------------------------------------------------

Note 2.    Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial sta0tements of the Company are presented on a consolidated basis with those of Home Savings Bank. The results of operations for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999.

The accounting policies of the Company followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1998 annual report of the Company.

Note 3.    Earnings Per Share

The Company's basic earnings per share for the six and three month periods ended March 31, 1999 and 1998 are based on net income earned divided by the weighted average number of shares outstanding from the beginning of the period to the end of the period. Diluted earnings per share is adjusted for the conversion, exercise or issuance of all potential common stock instruments, if they have a dilutive effect. For purposes of this computation, the number of shares of common stock purchased by the ESOP which have not been allocated to participant accounts are not assumed to be outstanding.

Note 4.    Dividends Declared

On March 8, 1999, the Company's Board of Directors declared a dividend of $ .10 a share for shareholders of record as of March 24, 1999 and payable on April 7, 1999. In addition, on March 8, 1999, the Board of Directors of Home Savings declared an upstream dividend of $324,000 to the Company.

Note 5     Notes Payable and Advances from Federal Home Loan Bank

The note payable to Bankers' Bank in the amount of $18,000,000 was repaid on October 1, 1998 and as of March 31, 1999 there are no outstanding notes or advances from the FHLB.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)
--------------------------------------------------------------------------------

Note 6.    Stock Option Plan and the Bank's Management Recognition Plan

The Company's stockholders approved the Company's Stock Option Plan and the Bank's Management Recognition Plan and the Trust (the "MRP") on October 15, 1997. The Stock Option Plan reserves for issuance up to 449,650 stock options to all officers, directors, and employees at the time of the adoption either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's common stock at date of grant. The options awarded to employees vest at the rate of 25% annually beginning at the date of grant. Options granted to non-employee directors vested immediately on the date of grant. All options were granted in 1998 and expire in 2008. As permitted under the generally accepted accounting principles, grants under the plan will0 be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost will be recognized on the grant date of any options.

On December 4, 1998 the FASB issued an exposure draft during the first quarter of 1999 which will include interpretations of APB Opinion No. 25 which are anticipated to be effective in September, 1999 and if adopted will cover events that occur after December 15, 1998. Under the interpretations certain transactions should they occur would cause an entity to adopt fair value accounting for stock.

The MRP reserved for issuance 179,860 shares of common stock to all officers, directors, and employees at the time of adoption. The Bank issued shares to fund the MRP in October of 1997. The restricted common stock under the MRP vests at the rate of 25% annually beginning at the date of grant.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

This Form 10-Q contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Company that are subject to various factors which could cause actual results to differ materially from those estimates. Factors, which could influence the estimates, include changes in general and local market conditions, legislative and regulatory conditions and an adverse interest rate environment.

Comparison of Financial Condition at March 31, 1999 and September 30, 1998:

Total assets decreased by $21.8 million or 10.8%, to $180.1 million at March 31, 1999 from $201.9 million at September 30, 1998. The decrease in assets was primarily attributable to a decrease in liquidity and investment securities, which were used for repayment of the note payable to Bankers' Bank in the amount of $18.0 million. The Company also repurchased 274,136 shares of the outstanding common stock of the Company in the amount of $2.2 million.

Net loans receivable increased by $1.1 million or 1.0% to $111.7 million at March 31, 1999 from $110.6 million at September 30, 1998. Investment securities held to maturity decreased $2.7 million or 19.9%, to $10.7 million at March 31, 1999 from $13.3 million at September 30, 1998. Likewise, investment securities classified as available for sale decreased $13.2 million or 33.7%, to $26.0 million at March 31, 1999 from $39.2 million at September 30, 1998. The decrease was primarily due to the repayment of $18.0 million in borrowings from Bankers' Bank. The Bank had borrowings of $18.0 million outstanding at the end of September 30, 1998. The Bank has guaranteed the repayment of the ESOP's note payable to the Company, which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company. The Company's note receivable from the ESOP totaling $3.8 million, net of $291,000 principal repayment made during the six months ended March 31, 1999, is reported as a reduction of stockholders' equity. Retained earnings decreased by $515,000 to $20.8 million at March 31, 1999, which is attributable to the Company's dividends accrued for the six months ended March 31, 1999 in the amount of $741,000, net of $226,000 of net income. Additional paid-in capital, deferred MRP and unearned compensation decreased by $1.7 million to $12.6 million at March 31, 1999 from $14.3 million at September 30, 1998. The decrease was primarily attributable to the repurchase of 274,136 shares of outstanding common stock in the amount of $2.2 million.

As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies. At March 31, 1999 the Company's stockholders' equity amounted to $29.4 million, or 16.3% of total assets and exceeds all regulatory capital requirements.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more was $249,000 and $248,000 at March 31, 1999 and September 30, 1998,
respectively. During the six month periods ended March 31, 1999 and 1998, the Bank's level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding, and the Bank's charge-offs of loans was minimal. Management determined based on their analysis that no loan loss provisions were necessary during the six months ended March 31, 1999.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AMD RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Comparison of Operating Results for the Three and Six Months Ended March 31, 1999 and 1998:

General. Net income for the three month and six month periods ended March 31, 1999 was $33,000 and $226,000 respectively or $227,000 and $33,000 less than the $260,000 and $259,000 earned during the same period in 1998. As discussed below, the decrease in net income was primarily attributable to a decrease in net interest income caused by a lower level of interest-earning assets.

Interest income. Interest income decreased by $909,000 from $4.0 million for the three months ended March 31, 1998 to $3.1 million for the three months ended March 31, 1999. Interest income decreased by $1.9 million from $8.3 million for the six months ended March 31, 1998 to $6.4 million for the six months en0ded March 31, 1999. These decreases were attributable to the decrease in the volume of interest-earning assets outstanding.

Interest Expense. Interest expense on deposits decreased by $716,000 from $2.5 million for the three months ended March 31, 1998 to $1.7 million for the three months ended March 31, 1999. Interest expense on deposits and borrowed funds decreased by $1.2 million from $4.7 million for the six months ended March 31, 1998 to $3.5 million for the six months ended March 31, 1999. The decrease was primarily due to the repayment of $18.0 million in outside borrowings.

Net interest income. Net interest income decreased by $193,000 from $1.6 million for the three months ended March 31, 1998 to $1.4 million for the three months ended March 31, 1999. Net interest income decreased by $735,000 from $3.6 million for the six months ended March 31, 1998 to $2.9 million for the six months ended March 31, 1999. This decrease resulted from the decrease in the volume of interest-earning assets outstanding offset somewhat by lower outstanding average debt. The Bank's interest rate spread decreased primarily because its deposits were more rate sensitive than its interest-earning assets.

Provision for loan losses. There were no provisions for loan losses charged to income during the six months ended March 31, 1999. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible.

Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Bank's charge-offs of loans during the six month periods ended March 31, 1999 and 1998 was minimal.

At March 31, 1999, the Bank's level of general valuation allowances for loan losses amounted to $429,000, which management believes is adequate to absorb potential losses in its loan portfolio.

SOUTH STREET FINANCIAL CORP.AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

Noninterest income. Noninterest income decreased by $35,000 from $67,000 for the three month period ended March 31, 1998 to $32,000 for the three month period ended March 31, 1999. This decrease was attributable to a decrease in miscellaneous immaterial items during0 the six months ended March 31, 1999 as compared to the same period in 1998. Noninterest income decreased by $23,000 from $84,000 for the six month period ended March 31, 1998 to $61,000 for the six month period ended March 31, 1999.

Noninterest expense. Noninterest expense increased by $161,000 from $1.2 million for the three month period ended March 31, 1998 to $1.4 million for the three month period ended March 31, 1999. The increase in noninterest expense is primarily due to the amortization of the unearned compensation, which was recorded for the amount of the special return of capital dividend that was paid to unallocated ESOP shares. The original amount of $2.0 million is being amortized as compensation expense as ESOP shares are allocated to participants. Noninterest expense decreased by $655,000 from $3.2 million for the six month period ended March 31, 1998 to $2.6 million for the six month period ended March 31, 1999. The decrease in noninterest expense is principally due to the immediate vestiture of MRP expense, discussed below, in the first quarter of fiscal year 1998 in the amount of $798,000.

As a part of the conversion, the Company established an ESOP that acquired a total of 359,720 shares of the stock offered in the conversion with funds provided in the form of a loan from the Company. The loan is expected to be repaid over a fifteen-year period with funds provided by the Bank sufficient to amortize the debt. The expense associated with the ESOP is reported in accordance with SOP 93-6 Employers' Accounting for Employee Stock Ownership Plans.

The MRP reserved for issuance 179,860 shares of common stock to all officers, directors and employees on the adoption date of October 15, 1997. The Bank issued shares to fund the MRP in October of 1997. The restricted common stock under the MRP vests at the rate of 25% annually. The expense recorded in the six months ended March 31, 1999 represents six months accrual of the yearly 25% vesting amount, while the expense for the six months ended March 31, 1998 represents immediate vesting of 25% of the MRP shares and six months accrual of the next 25% amount.

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

SOUTH STREET FINANCIAL CORP.AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

During the six month period ended March 31, 1999, cash and cash equivalents, a significant source of liquidity, decreased by approximately $7.2 million. This decrease is a direct result of the Company's repayment of $18.0 million in borrowings and the repurchase of the Company's common stock as mentioned previously. Cash flow resulting from internal operating activities provided for a decrease of $421,000 in cash during the six month period ended March 31, 1999. Financing activities, principally the repayment of short-term debt in the amount of $18.0 million provided for a decrease of $21.2 million in cash. Investing activities, principally proceeds from maturities and sales of securities of $26.5 million, netted by the purchase of securities totaling $11.0 million provided an additional $14.4 million.

As a state chartered stock savings bank, Home Savings must meet certain liquidity requirements that are established by the Administrator. Home's liquidity ratio at March 31, 1999, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, Home Savings believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires Home Savings to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders' equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process.
For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. Home Savings complied with all of the capital requirements of both the FDIC and the Administrator at March 31, 1999.

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

Inflation and Changing Prices:

The financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Company are primarily monetary in nature and changes in market interest rates have a greater impact on the Company's performance than do the effects of inflation.

SOUTH STREET FINANCIAL CORP.AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------

Year 2000:

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

In addition, the Company has contacted its major customers and vendors to inquire about their progress in addressing the year 2000 problem and does not believe that the problems of such customers and vendors will have a material adverse effect on the Company or its operations. The Company will continue to monitor the progress of these parties in addressing the year 2000 problem as the new millennium approaches. Management replaced the computer hardware and software with year 2000 compliant equipment during the second quarter of fiscal 1999 at a total cost of approximately $260,000.

The year 2000 problems can affect the Company's operation in a number of ways but the mission critical issue is maintaining customers' account information including tracking deposits, interest accruals and loan payments. The Company is dependent upon electricity, telephone lines, computer hardware and Fiserv's date processing capability.

SOUTH STREET FINANCIAL CORP.AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------------

The Company is in contact with its electric utility and phone company, and assurances have been given that no major problems exist and that both companies will have all year 2000 problems addressed well before December 31, 1999. A new telephone system was also installed in the second quarter of fiscal 1999. If the electric utility is unable to certify that its renovation is completed by June 30, 1999, the Company will acquire portable generators with sufficient capacity to run the system servers and at least one work station in each branch office.

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

The Company's loan portfolio consists primarily of residential mortgage loans to individuals. These individuals generally are not affected by Year 2000 failures. A limited number of the Company's commercial borrowers are being contacted to assure that timely payments will be made in January 2000. The Company intends to amend its underwriting policies to address loan payment problems associated with a borrower as a result of a disruption in income or a commercial borrower's inability to make a timely payment.

SOUTH STREET FINANCIAL CORP.AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. One of the principal risks for the bank is interest rate risk. One of the Bank's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. Historically, the Bank has been a mortgage lender so the loan portfolio continues to have a large number of mortgage loans with maturities that are considerably longer than for the deposits that fund those loans. Thus, an upward movement in the market rate of interest would result in the cost of deposits increasing at a faster rate than the rate on loans. The principal strategy of the Bank over the past several years has been to emphasize the investment of excess cash in short or intermediate term interest-earning assets and the solicitation of transaction deposits accounts which are less sensitive to changes in interest rates and can be repriced rapidly. The Company has not experienced any substantial changes in its portfolio risk during the six month period ended March 31, 1999. See disclosures in the September 30, 1998 Form 10-
K. However, the Bank's interest rate spread has decreased slightly during the six months ended March 31, 1999 due to a general economic decline in the Bank's market area.

During 1998, the Bank formed a wholly owned subsidiary, South Street Development Corporation ("SSDC") with a $1.8 million cash investment, SSDC then invested $10,000 for a 50% interest in Park Ridge Associates, LLC ("Park Ridge"). An outside individual owns the other 50% interest in Park Ridge. In June, 1998, Park Ridge Associates acquired 25.6 acres of prime real estate located within the city limits of Albemarle, North Carolina. The joint venture was created to acquire and develop the property into a premier residential subdivision. The upscale subdivision consists of 30 building lots of which nine have been presold. As of March 31, 1999, the development of the infrastructure was two-thirds completed with an expected completion date of June 30, 1999. The property will be marketed at that time. There can be no assurances that the development will be completed by the expected completion date, or that the Bank will be successful in recovering its investment in the joint venture.

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

                 Not applicable

        Item 5.  Other Information

                 Not applicable

        Item 6.  Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                      Exhibit (27) Financial Data Schedule

                 (b)  Reports on Form 8-K

                 On January 12, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission announcing that the Board of Directors had authorized the repurchase of up to 10% of the Company's outstanding common stock.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       South Street Financial Corp.


     Dated ________________            By:__________________________
                                           Carl M. Hill
                                           President and Chief Executive Officer



     Dated _________________           By:__________________________
                                           Christopher F. Cranford
                                           Treasurer and Controller

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           South Street Financial Corp.


     Dated ________________            By: /s/ Carl M. Hill
                                           ---------------------------
                                           Carl M. Hill
                                           President and Chief Executive Officer


     Dated ________________            By: /s/ Christopher F. Cranford
                                           ---------------------------
                                           Christopher F. Cranford
                                           Treasurer and Controller