Form 10-Q
period 1999-06-30
SOUTH STREET FINANCIAL CORP
filed 1999-08-16
CIK 1014964

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                    FORM 10-Q

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the quarterly period ended          June 30, 1999
                                    -----------------------------------

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

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

As of August 13, 1999 there were issued and outstanding 3,787,852 shares of the Registrant's common stock, no par value.

                   SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                    Page
                                                                                    ----
   Item 1.   Financial Statements

   Consolidated Statements of Financial Condition at June 30, 1999 (Unaudited)
      and September 30, 1998                                                           1

   Consolidated Statements of Income and Comprehensive Income for the Three
      Months Ended June 30, 1999 and 1998 (Unaudited)                                  2

   Consolidated Statements of Income and Comprehensive Income for the Nine
      Months Ended June 30, 1999 and 1998 (Unaudited)                                  3

   Consolidated Statements of Cash Flows for the Nine Months Ended
      June 30, 1999 and 1998 (Unaudited)                                           4 - 5

   Notes to Consolidated Financial Statements (Unaudited)                          6 - 8

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                9 - 14

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk               15

PART II.    OTHER INFORMATION

   Item 1.   Legal Proceedings                                                        16

   Item 2.   Changes in Securities and Use of Proceeds                                16

   Item 3.   Defaults upon Senior Securities                                          16

   Item 4.   Submission of Matters to a Vote of Security Holders                      16

   Item 5.   Other Information                                                        16

   Item 6.  Exhibits and Reports on Form 8-K                                          16

   Signatures                                                                    17 - 18

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 1999 and September 30, 1998

                                                                               June 30,      September 30,
ASSETS                                                                           1999            1998
-----------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)       (Note)
Cash and cash equivalents:
   Noninterest-bearing deposits                                              $    2,506,000 $    2,891,000
   Interest-bearing deposits                                                     15,176,000     26,895,000
   Federal Funds sold                                                               820,000      3,010,000
Securities held to maturity                                                       9,682,000     13,340,000
Securities available for sale                                                    26,909,000     39,158,000
Federal Home Loan Bank stock                                                      1,153,000      1,707,000
Loans receivable, net                                                           116,538,000    110,550,000
Real estate acquired in settlement of loans                                          60,000         68,000
Real estate held for investment                                                   1,134,000        960,000
Accrued interest receivable                                                         947,000      1,302,000
Office properties and equipment, net                                              1,246,000      1,106,000
Prepaid expenses and other assets                                                 1,228,000        958,000
                                                                             ------------------------------
              Total assets                                                   $  177,399,000 $  201,945,000
                                                                             ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
Liabilities:
   Deposits                                                                  $  146,361,000 $  148,444,000
   Note payable                                                                                 18,000,000
   Advance payments by borrowers for taxes and insurance                            418,000        125,000
   Accounts payable and other liabilities                                         2,592,000      3,250,000
   Minority interest in Park Ridge Associates, LLC                                   10,000         10,000
   Checks outstanding on disbursement account                                       995,000        561,000
                                                                             ------------------------------
              Total liabilities                                                 150,376,000    170,390,000
                                                                             ------------------------------
Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares;
      no shares issued                                                                    -              -
   Common stock, no par value, authorized 20,000,000 shares;
      issued 3,825,624 shares at June 30, 1999 and 4,351,060
      shares at September 30, 1998                                                        -              -
   Additional paid-in capital                                                    13,606,000     17,930,000
   Deferred management recognition plan                                            (998,000)    (1,596,000)
    Accumulated other comprehensive income, unrealized gain
      (loss) on securities available for sale, net of tax                          (429,000)        26,000
   Unearned compensation                                                         (1,882,000)    (1,990,000)
   Unearned ESOP                                                                 (3,725,000)    (4,080,000)
   Retained earnings, substantially restricted                                   20,451,000     21,265,000
                                                                             ------------------------------
              Total stockholders' equity                                         27,023,000     31,555,000
                                                                             ------------------------------
              Total liabilities and stockholders' equity                     $  177,399,000 $  201,945,000
                                                                             ==============================

NOTE: The Consolidated Statement of Financial Condition as of September 30, 1998 has been taken from the audited financial statements of South Street Financial Corp. and Subsidiary at that date.

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended June 30, 1999 and 1998

                                                                                   1999          1998
-----------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Interest income:
   Loans                                                                     $    2,258,000 $    2,330,000
   Mortgage-backed securities                                                       287,000        444,000
   Investment securities                                                            246,000        632,000
   Other interest-bearing deposits                                                  262,000        458,000
                                                                             ------------------------------
        Total interest income                                                     3,053,000      3,864,000
Interest expense on deposits and borrowed funds                                   1,727,000      2,401,000
                                                                             ------------------------------
              Net interest income                                                 1,326,000      1,463,000
Provision for loan losses                                                                 -              -
                                                                             ------------------------------
              Net interest income after provision for loan losses                 1,326,000      1,463,000
                                                                             ------------------------------
Noninterest income, net                                                              28,000         35,000
                                                                             ------------------------------

Noninterest expenses:
   Compensation and benefits                                                        922,000        796,000
   Net occupancy                                                                     75,000         77,000
   Federal insurance premium expenses                                                21,000         22,000
   Data processing                                                                   51,000         55,000
   Other                                                                            154,000        133,000
                                                                             ------------------------------
                                                                                  1,223,000      1,083,000
                                                                             ------------------------------
              Income before income taxes                                            131,000        415,000
Provision for income taxes                                                           71,000        182,000
                                                                             ------------------------------
              Net income                                                             60,000        233,000
                                                                             ------------------------------

Other comprehensive loss, net of tax:
   Unrealized holding losses arising during period, net of tax                     (235,000)       (30,000)
   Less reclassification adjustment for gains included in net
      income, net of tax                                                                  -              -
                                                                             ------------------------------
           Other comprehensive loss                                                (235,000)       (30,000)
                                                                             ------------------------------

              Comprehensive income (loss)                                    $     (175,000)$      203,000
                                                                             ==============================

Basic earnings per share                                                     $         0.02 $         0.06
                                                                             ==============================
Diluted earning per share                                                    $         0.02 $         0.06
                                                                             ==============================

Dividends declared per share                                                 $         0.10 $         0.10
                                                                             ==============================

Average number of basic shares outstanding                                        3,346,165      4,055,878

Average number of diluted shares outstanding                                      3,346,165      4,055,878

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Nine Months Ended June 30, 1999 and 1998

                                                                                  1999           1998
-----------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Interest income:
   Loans                                                                     $    6,776,000 $    7,109,000
   Mortgage-backed securities                                                       950,000      1,427,000
   Investment securities                                                            978,000      2,613,000
   Other interest-bearing deposits                                                  745,000      1,051,000
                                                                             ------------------------------
        Total interest income                                                     9,449,000     12,200,000
Interest expense on deposits and borrowed funds                                   5,268,000      7,147,000
                                                                             ------------------------------
              Net interest income                                                 4,181,000      5,053,000
Provision for loan losses
                                                                             ------------------------------
              Net interest income after provision for loan losses                 4,181,000      5,053,000
                                                                             ------------------------------
Noninterest income, net                                                              89,000        119,000
                                                                             ------------------------------

Noninterest expenses:
   Compensation and benefits                                                      2,782,000      3,364,000
   Net occupancy                                                                    232,000        200,000
   Federal insurance premium expenses                                                66,000         66,000
   Data processing                                                                  163,000        162,000
   Other                                                                            561,000        527,000
                                                                             ------------------------------
                                                                                  3,804,000      4,319,000
                                                                             ------------------------------
              Income before income taxes                                            466,000        853,000
Provision for income taxes                                                          180,000        361,000
                                                                             ------------------------------
              Net income                                                            286,000        492,000
                                                                             ------------------------------

Other comprehensive loss, net of tax:
   Unrealized holding losses arising during the period, net of tax                 (453,000)       (84,000)
   Less reclassification adjustment for gains included in net
      income, net of tax                                                             (2,000)
                                                                             ------------------------------
           Other comprehensive loss                                                (455,000)       (84,000)
                                                                             ------------------------------

              Comprehensive income (loss)                                    $     (169,000) $     408,000
                                                                             ==============================

Basic earnings per share                                                     $         0.08 $         0.12
                                                                             ==============================
Diluted earning per share                                                    $         0.08 $         0.12
                                                                             ==============================

Dividends declared per share                                                 $         0.30 $         0.30
                                                                             ==============================

Average number of basic shares outstanding                                        3,541,055      4,139,487

Average number of diluted shares outstanding                                      3,541,055      4,139,487

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 1999 and 1998

                                                                                  1999           1998
-----------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Cash Flows From Operating Activities
   Net income                                                                $      286,000 $      492,000
   Adjustments to reconcile net income to cash used in
      operating activities:
      Net accretion of premiums and discounts on securities                           5,000        125,000
      Amortization of deferred loan fees                                           (240,000)      (217,000)
      Provision for depreciation                                                    109,000         84,000
      ESOP contribution                                                             (59,000)       258,000
      Vesting of deferred management recognition plan                               598,000      1,397,000
      Amortization of unearned compensation                                         108,000              -
      Gain on sale of investments                                                    (4,000)             -
      (Increase) decrease in assets:
        Accrued interest receivable                                                 355,000        685,000
        Prepaid expenses and other assets                                          (270,000)    (1,808,000)
      Increase in other liabilities:                                                 82,000         42,000
                                                                             ------------------------------
              Net cash provided by operating activities                             970,000      1,058,000
                                                                             ------------------------------
Cash Flows From Investing Activities
   Purchases of securities available for sale                                   (17,999,000)   (12,570,000)
   Redemption of FHLB stock                                                         554,000        543,000
   Proceeds from maturities and recalls of securities available
      for sale                                                                   29,544,000     46,229,000
   Principal collected on securities held to maturity                             3,614,000      6,567,000
   Loan originations and principal payments on loans, net                        (5,790,000)     4,825,000
   Purchase of office properties and equipment                                     (249,000)        (2,000)
   Increase in real estate held for investment                                     (174,000)             -
   Proceeds from sale of foreclosed real estate                                      50,000              -
                                                                             ------------------------------
              Net cash provided by investing activities                           9,550,000     45,592,000
                                                                             ------------------------------

                                   (Continued)

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

Nine Months Ended June 30, 1999 and 1998

                                                                                  1999           1998
-----------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Cash Flows from Financing Activities
   Net increase (decrease) in deposits                                       $  (2,083,000) $    6,494,000
   Net increase in advance payments by borrowers for taxes
      and insurance                                                                293,000         296,000
   Principal payment received on ESOP note                                         355,000         125,000
   Repayment of note payable                                                   (18,000,000)
   Dividends paid to stockholders                                               (1,114,000)    (29,461,000)
   Retirement of stock purchased                                                (4,265,000)
   Proceeds form issuance of short-term debt                                             -      18,000,000
   Repayment of Federal Home Loan Bank borrowings                                        -     (35,000,000)
                                                                             ------------------------------
              Net cash used in financing activities                            (24,814,000)    (39,546,000)
                                                                             ------------------------------
              Net increase (decrease) in cash and cash equivalents             (14,294,000)      7,104,000
Cash and cash equivalents:
   Beginning                                                                    32,796,000      27,644,000
                                                                             ------------------------------
   Ending                                                                    $  18,502,000 $    34,748,000
                                                                             ==============================

Supplemental Disclosures of Cash Flow Information
   Cash and cash equivalents:
      Noninterest-bearing                                                    $   2,506,000       3,411,000
      Interest-bearing                                                          15,176,000      26,197,000
      Federal funds sold                                                           820,000       5,140,000
                                                                             ------------------------------
                                                                             $  18,502,000 $    34,748,000
                                                                             ==============================

Supplemental Disclosures of Noncash Transactions
   Net change in unrealized (gain) loss on securities available for
      sale, net of deferred taxes                                            $    (455,000) $      (84,000)
   Change in dividends accrued                                                     (14,000)        (18,000)
   Transfer from loans receivable to real estate acquired in
      settlement of loans                                                           42,000               -

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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999.

The accounting policies of the Company followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1998 annual report of the Company.

Note 3.  Earnings Per Share

The Company's basic earnings per share for the three and nine month periods ended June 30, 1999 and 1998 are based on net income earned divided by the weighted average number of shares outstanding from the beginning of the period to the end of the period. Diluted earnings per share is adjusted for the conversion, exercise or issuance of all potential common stock instruments, if they have a dilutive effect. For purposes of this computation, the number of shares of common stock purchased by the ESOP which have not been allocated to participant accounts are not assumed to be outstanding.

Note 4.  Dividends Declared

On June 14, 1999, the Company's Board of Directors declared a dividend of $.10 a share for shareholders of record as of June 30, 1999 and payable on July 14, 1999. In addition, on June 14, 1999, the Board of Directors of the Bank declared an upstream dividend of $150,000 to the Company.

Note 5.  Notes Payable and Advances from Federal Home Loan Bank

The note payable to Bankers' Bank in the amount of $18,000,000 was repaid on October 1, 1998 and as of June 30, 1999 there are no outstanding notes or advances from the FHLB.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Comparison of Financial Condition at June 30, 1999 and September 30, 1998:

Total assets decreased by $24.5 million or 12.2%, to $177.4 million at June 30, 1999 from $201.9 million at September 30, 1998. The decrease in assets was primarily attributable to a decrease in liquidity and investment securities, which were used for repayment of the note payable to Bankers' Bank in the amount of $18.0 million. The Company also repurchased 525,436 shares of the outstanding common stock of the Company in the amount of $4.3 million.

Net loans receivable increased by $6.0 million or 5.4% to $116.5 million at June 30, 1999 from $110.6 million at September 30, 1998. Investment securities held to maturity decreased $3.7 million or 27.4%, to $9.7 million at June 30, 1999 from $13.3 million at September 30, 1998. Likewise, investment securities classified as available for sale decreased $12.2 million or 31.3%, to $26.9 million at June 30, 1999 from $39.2 million at September 30, 1998. The decrease was primarily due to the repayment of $18.0 million in borrowings from Bankers' Bank and funding of net loan originations of $5.7 million. The Bank had borrowings of $18.0 million outstanding at the end of September 30, 1998. The Bank has guaranteed the repayment of the ESOP's note payable to the Company, which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company. The Company's note receivable from the ESOP totaling $3.7 million, net of $355,000 principal repayment made during the nine months ended June 30, 1999, is reported as a reduction of stockholders' equity. Retained earnings decreased by $814,000 to $20.5 million at June 30, 1999, which is attributable to the Company's dividends accrued for the nine months ended June 30, 1999 in the amount of $1.1 million and net of $286,000 of net income. Additional paid-in capital, deferred MRP and unearned compensation decreased by $3.6 million to $10.7 million at June 30, 1999 from $14.3 million at September 30, 1998. The decrease was primarily attributable to the repurchase of 525,436 shares of outstanding common stock in the amount of $4.3 million.

As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies. At June 30, 1999 the Company's stockholders' equity amounted to $27.0 million, or 15.1% of total assets and exceeds all regulatory capital requirements.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more was $165,000 and $248,000 at June 30, 1999 and September 30, 1998,
respectively. During the nine month period ended June 30, 1999 and 1998, the Bank's level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding, and the Bank's charge-offs of loans was minimal. Based on their analysis, management determined that no loan loss provisions were necessary during the nine months ended June 30, 1999.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comparison of Operating Results for the Three and Nine Months Ended June 30, 1999 and 1998:

General. Net income for the three month and nine month periods ended June 30, 1999 was $60,000 and $286,000, respectively or $173,000 and $206,000 less than the $233,000 and $492,000 earned during the same period in 1998. As discussed below, the decrease in net income was primarily attributable to a decrease in net interest income caused by a lower level of interest-earning assets.

Interest income. Interest income decreased by $811,000 from $3.9 million for the three months ended June 30, 1998 to $3.1 million for the three months ended June 30, 1999. Total interest income decreased by $2.8 million from $12.2 million for the nine months ended June 30, 1998 to $9.4 million for the nine months ended June 30, 1999. These decreases were attributable to the decrease in the volume of interest-earning assets outstanding and the rates earned on loans receivable.

Interest expense. Interest expense on deposits and borrowed funds decreased by $674,000 from $2.4 million for the three months ended June 30, 1998 to $1.7 million for the three months ended June 30, 1999. Interest expense on deposits and borrowed funds decreased by $1.9 million from $7.1 million for the nine months ended June 30, 1998 to $5.3 million for the nine months ended June 30, 1999. The decrease is primarily due to a lower level of interest-bearing liabilities outstanding.

Net interest income. Net interest income decreased by $137,000 from $1.5 million for the three months ended June 30, 1998 to $1.3 million for the three months ended June 30, 1999. Net interest income decreased by $872,000 from $5.1 million for the nine months ended June 30, 1998 to $4.2 million for the nine months ended June 30, 1999. This decrease resulted from the decrease in the volume of interest-earning assets outstanding offset somewhat by lower outstanding average debt. The Bank's interest rate spread decreased primarily because its deposits were more rate sensitive than its interest-earning assets.

Provision for loan losses. There were no provisions for loan losses charged to income during the nine months ended June 30, 1999. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible.

Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Bank's charge-offs of loans during the nine month periods ended June 30, 1999 and 1998 was minimal.

At June 30, 1999, the Bank's level of general valuation allowances for loan losses amounted to $429,000, which management believes is adequate to absorb potential losses in its loan portfolio.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Noninterest income. Noninterest income decreased by $7,000 from $35,000 for the three month period ended June 30, 1998 to $28,000 for the three month period ended June 30, 1999. Noninterest income decreased by $30,000 from $119,000 for the nine month period ended June 30, 1998 to $89,000 for the nine month period ended June 30, 1999.

Noninterest expense. Noninterest expense increased by $140,000 from $1.1 million for the three month period ended June 30, 1998 to $1.2 million for the three month period ended June 30, 1999. The increase in noninterest expense is primarily due to the amortization of the unearned compensation, which was recorded for the amount of the special return of capital dividend that was used to acquire unallocated ESOP shares. The original amount of the return of capital dividend received by the ESOP of $2.0 million is being amortized as compensation expense as ESOP shares are allocated to participants. Noninterest expense decreased by $515,000 from $4.3 million for the nine month period ended June 30, 1998 to $3.8 million for the nine month period ended June 30, 1999. The decrease is principally due to the expense associated with the immediate vestiture of MRP shares, discussed below, in the first quarter of fiscal year 1998 in the amount of $798,000.

As a part of the Conversion, the Bank established an ESOP that acquired a total of 359,720 shares of the stock offered in the Conversion with funds provided in the form of a loan from the Company. The loan is expected to be repaid over a fifteen-year period with funds provided by the Bank sufficient to amortize the debt. The expense associated with the ESOP is reported in accordance with SOP 93-6, Employers' Accounting for Employee Stock Ownership Plans.

The MRP reserved for issuance 179,860 shares of common stock to all officers, directors and employees on the adoption date of October 15, 1997. The Bank issued shares to fund the MRP in October of 1997. The restricted common stock under the MRP vests at the rate of 25% annually. The expense recorded in the nine months ended June 30, 1999 represents nine months accrual of the yearly 25% vesting amount, while the expense for the nine months ended June 30, 1998 represents immediate vesting of 25% of the MRP shares and nine months accrual of the next 25% amount.

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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

During the nine month period ended June 30, 1999, cash and cash equivalents, a significant source of liquidity, decreased by $14.3 million. This decrease is a direct result of the Company's repayment of $18.0 million in borrowings and the repurchase of the Company's common stock as mentioned previously. Cash flow resulting from internal operating activities provided for an increase of $970,000 in cash during the nine month period ended June 30, 1999. Financing activities, principally the repayment of short-term debt in the amount of $18.0 million provided for a decrease of $24.8 million in cash. Investing activities, principally proceeds from maturities and sales of securities netted by the purchase of securities provided an additional $9.6 million.

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the NC Administrator of the Savings Institutions Division. The Bank's liquidity ratio at June 30, 1999, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders' equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Administrator at June 30, 1999.

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

In addition, the Company has contacted its major customers and vendors to inquire about their progress in addressing the year 2000 problem and does not believe that the problems of such customers and vendors will have a material adverse effect on the Company or its operations. The Company will continue to monitor the progress of these parties in addressing the year 2000 problem as the new millennium approaches. Management replaced the computer hardware and software with year 2000 compliant equipment during the first three quarters of fiscal 1999 at a total cost of approximately $250,000.

The year 2000 problems can affect the Company's operation in a number of ways but the mission critical issue is maintaining customers' account information including tracking deposits, interest accruals and loan payments. The Company is dependent upon electricity, telephone lines, computer hardware and Fiserv's date processing capability.

The Company is in contact with its electric utility and phone company, and assurances have been given that no major problems exist and that both companies will have all year 2000 problems addressed well before December 31, 1999. A new telephone system was also installed in the second quarter of fiscal 1999. If the electric utility is unable to certify that its renovation is completed, the Company will acquire portable generators with sufficient capacity to run the system servers and at least one work station in each branch office.

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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. One of the principal risks for the Bank is interest rate risk. One of the Bank's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. Historically, the Bank has been a mortgage lender so the loan portfolio continues to have a large number of mortgage loans with maturities that are considerably longer than for the deposits that fund those loans. Thus, an upward movement in the market rate of interest would result in the cost of deposits increasing at a faster rate than the rate on loans. The principal strategy of the Bank over the past several years has been to emphasize the investment of excess cash in short or intermediate term interest-earning assets and the solicitation of transaction deposits accounts which are less sensitive to changes in interest rates and can be repriced rapidly. The Company has not experienced any substantial changes in its portfolio risk during the nine month period ended June 30, 1999. See disclosures in the September 30, 1998 Form 10-K. However, the Bank's interest rate spread has decreased slightly during the nine months ended June 30, 1999 due to a general economic decline in the Bank's market area.


During 1998, the Bank formed a wholly owned subsidiary, South Street Development Corporation ("SSDC") with a $1.8 million cash investment, SSDC then invested $10,000 for a 50% interest in Park Ridge Associates, LLC ("Park Ridge"). An outside individual owns the other 50% interest in Park Ridge. In June, 1998, Park Ridge Associates acquired 25.6 acres of prime real estate located within the city limits of Albemarle, North Carolina. The joint venture was created to acquire and develop the property into a premier residential subdivision. The upscale subdivision consists of 30 building lots of which nine have been presold. As of June 30, 1999, the development of the infrastructure was virtually complete and the property is beginning to be marketed. There can be no assurances that the Bank will be successful in recovering its investment in the joint venture.

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

                                          South Street Financial Corp.


         Dated                       By:  /s/ Carl M. Hill
              --------------------        ------------------------------
                                          Carl M. Hill
                                          President and Chief Executive Officer



         Dated                       By:  /s/ Christopher F. Cranford
              --------------------        ------------------------------
                                          Christopher F. Cranford
                                          Treasurer and Controller