Form 10-Q
period 1999-12-31
SOUTH STREET FINANCIAL CORP
filed 2000-02-14
CIK 1014964

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                   FORM 10-Q

[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended ___________________________________

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from October 1, 1999 to December 31, 1999
                                   ---------------    -----------------

                        Commission File Number 0-21083
                                               -------

                          South Street Financial Corp.
                          ---------------------------
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

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X    No
             -
As of February 3, 2000 there were issued and outstanding 3,652,652 shares of the Registrant's common stock, no par value.

                  SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

                                     INDEX

PART I.    FINANCIAL INFORMATION                                           Page
                                                                           ----
   Item 1. Financial Statements

   Consolidated Statements of Financial Condition at December 31, 1999
     (Unaudited) and September 30, 1999.                                      1

   Consolidated Statements of Income and Comprehensive Income for the
     Three Months Ended December 31, 1999 and 1998 (Unaudited)                2

   Consolidated Statements of Cash Flows for the Three Months Ended
     December 31, 1999 and 1998 (Unaudited)                                 3-4

   Notes to Consolidated Financial Statements (Unaudited)                   5-7

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       8-12

   Item 3. Quantitative and Qualitative Disclosures about Market Risk        13

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                                 14

   Item 2. Changes in Securities and Use of Proceeds                         14

   Item 3. Defaults upon Senior Securities                                   14

   Item 4. Submission of Matters to a Vote of Security Holders               14

   Item 5. Other Information                                                 14

   Item 6. Exhibits and Reports on Form 8-K                                  14

   Signatures                                                             15-16


SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 1999 and September 30, 1999

                                                                     December 31,           September 30,
ASSETS                                                                  1999                    1999
---------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)               (Note)
Cash and cash equivalents:
  Noninterest-bearing deposits                                      $   5,524,000          $   2,598,000
  Interest-bearing deposits                                             4,009,000              1,867,000
  Federal Funds sold                                                            -                430,000
Securities held to maturity                                             8,397,000              8,932,000
Securities available for sale                                          28,397,000             29,108,000
Federal Home Loan Bank stock                                            1,153,000              1,153,000
Loans receivable, net                                                 133,785,000            125,493,000
Real estate acquired in settlement of loans                                18,000                 18,000
Real estate held for investment                                           879,000              1,212,000
Accrued interest receivable                                             1,018,000              1,084,000
Office properties and equipment, net                                    1,348,000              1,288,000
Prepaid expenses and other assets                                       1,139,000              1,362,000
                                                                    ------------------------------------
          Total assets                                              $ 185,667,000          $ 174,545,000
                                                                    ====================================
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------
Liabilities:
  Deposits                                                          $ 148,314,000          $ 144,272,000
  Advances from FHLB                                                    8,000,000                      -
  Advance payments by borrowers for taxes and insurance                   232,000                123,000
  Accounts payable and other liabilities                                2,536,000              2,846,000
  Minority interest in Park Ridge Associates, LLC                         140,000                 10,000
  Checks outstanding on disbursement account                              505,000                620,000
                                                                    ------------------------------------
          Total liabilities                                           159,727,000            147,871,000
                                                                    ------------------------------------
Stockholders' equity:
  Preferred stock, no par value, authorized 5,000,000 shares;
   no shares issued                                                             -                      -
  Common stock, no par value, authorized 20,000,000 shares;
   issued 3,652,652 shares at December 31, 1999 and 3,772,852
   shares at September 30, 1999                                                 -                      -
  Additional paid-in capital                                           12,410,000             13,348,000
  Accumulated other comprehensive income                                 (652,000)              (519,000)
  Deferred management recognition plan                                   (599,000)              (798,000)
  Unearned compensation                                                (1,810,000)            (1,846,000)
  Unearned ESOP                                                        (3,403,000)            (3,672,000)
  Retained earnings, substantially restricted                          19,994,000             20,161,000
                                                                    ------------------------------------
          Total stockholders' equity                                   25,940,000             26,674,000
                                                                    ------------------------------------
          Total liabilities and stockholders' equity                $ 185,667,000           $174,545,000
                                                                    ====================================

NOTE: The Consolidated Statement of Financial Condition as of September 30, 1999 has been taken from the audited financial statements of South Street Financial Corp. and Subsidiary at that date.

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended December 31, 1999 and 1998

                                                                                 1999              1998
-----------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Interest income:
  Loans                                                                     $   2,492,000     $   2,280,000
  Mortgage-backed securities                                                      322,000           328,000
  Investment securities                                                           262,000           422,000
  Other interest-bearing deposits                                                  53,000           230,000
                                                                            -------------------------------
      Total interest income                                                     3,129,000         3,260,000
Interest expense on deposits and borrowed funds                                 1,715,000         1,798,000
                                                                            -------------------------------
            Net interest income                                                 1,414,000         1,462,000
Provision for loan losses                                                               -                 -
                                                                            -------------------------------
            Net interest income after provision for loan losses                 1,414,000         1,462,000
                                                                            -------------------------------
Noninterest income:
  Gain on sale of real estate held for investment                                 260,000                 -
  Other                                                                            29,000            29,000
                                                                            -------------------------------
                                                                                  289,000            29,000
                                                                            -------------------------------
Noninterest expenses:
  Compensation and benefits                                                       877,000           822,000
  Net occupancy                                                                    77,000            85,000
  Federal insurance premium expenses                                               22,000            22,000
  Data processing                                                                  64,000            51,000
  Other                                                                           194,000           226,000
                                                                            -------------------------------
                                                                                1,234,000         1,206,000
                                                                            -------------------------------
            Income before income taxes and minority
             interest in net income of consolidated subsidiary                    469,000           285,000
Income taxes                                                                      129,000            92,000
                                                                            -------------------------------
            Income before minority interest in net income
             of consolidated subsidiary                                           340,000           193,000
Less minority interest in net income of consolidated subsidiary                   130,000
                                                                            -------------------------------
            Net income                                                            210,000           193,000
Other comprehensive loss, net of tax:
  Unrealized holding losses arising during period, net of tax                    (133,000)         (117,000)
                                                                            -------------------------------
            Comprehensive income                                            $      77,000     $      76,000
                                                                            ===============================
Basic earnings per share                                                    $        0.06     $        0.05
                                                                            ===============================
Diluted earning per share                                                   $        0.06     $        0.05
                                                                            ===============================
Dividends declared per share                                                $        0.10     $        0.10
                                                                            ===============================
Average number of basis shares outstanding                                      3,231,449         3,658,932

Average number of diluted shares outstanding                                    3,231,449         3,658,932

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 1999 and 1998

                                                                          1999                         1998
----------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
Cash Flows From Operating Activities
  Net income before minority interest                             $       340,000              $        193,000
  Adjustments to reconcile net income to cash provided by
    (used in) operating activities:
    Net accretion of premiums and discounts on securities                  19,000                        (4,000)
    Amortization of deferred loan fees                                     11,000                      (147,000)
    Provision for depreciation                                             43,000                        28,000
    Gain on sale of real estate held for investment                      (260,000)                           -
    ESOP contribution                                                     (61,000)                      142,000
    Vesting of deferred management recognition plan                       199,000                       199,000
    Deferred income taxes                                                 214,000                        92,000
    Amortization of unearned compensation                                  36,000                            -
    (Increase) decrease in assets:
       Accrued interest receivable                                         66,000                       193,000
       Prepaid expenses and other assets                                   95,000                      (144,000)
    Decrease in other liabilities:
       Accounts payable and other liabilities                            (310,000)                     (989,000)
       Check outstanding on disbursement accounts                        (115,000)                     (313,000)
                                                                  ----------------------------------------------
          Net cash provided by (used in) operating activities             277,000                      (750,000)
                                                                  ----------------------------------------------
Cash Flows From Investing Activities
  Purchases of securities available for sale                                  -                      (2,000,000)
  Proceeds from maturities and recalls of securities available
    for sale                                                              488,000                    13,810,000
  Principal collected on securities held to maturity                      520,000                     1,194,000
  Loan originations and principal payments on loans, net               (8,303,000)                      (61,000)
  Purchase of office properties and equipment                            (103,000)                      (79,000)
  Purchase of real estate held for investment                            (184,000)                      (94,000)
  Proceeds from sale of real estate held for investment                   777,000                            -
  Proceeds from sale of foreclosed real estate                                -                         241,000
                                                                  ----------------------------------------------
          Net cash provided by (used in) investing activities          (6,805,000)                   13,011,000
                                                                  ----------------------------------------------

                                  (Continued)

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

Three Months Ended December 31, 1999 and 1998

                                                                              1999                       1998
------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Cash Flows from Financing Activities
  Net increase in deposits                                              $  4,042,000              $       311,000
  Net increase in advance payments by borrowers for taxes
    and insurance                                                            109,000                       93,000
  Principal payment received on ESOP note                                    269,000                      238,000
  Repayment of note payable                                                        -                  (18,000,000)
  Dividends paid to stockholders                                            (377,000)                    (435,000)
  Retirement of stock purchased                                             (877,000)                  (1,183,000)
  Proceeds from FHLB advances                                              8,000,000                            -
                                                                       -------------------------------------------
           Net cash provided by (used in) financing activities            11,166,000                  (18,976,000)
                                                                       -------------------------------------------
           Net increase (decrease) in cash and cash equivalents            4,638,000                   (6,715,000)
Cash and cash equivalents:
  Beginning                                                                4,895,000                   32,796,000
                                                                       -------------------------------------------
 Ending                                                                $   9,533,000             $     26,081,000
                                                                       ===========================================

Supplemental Disclosures of Cash Flow Information
  Cash and cash equivalents:
    Noninterest-bearing                                                 $  5,524,000                    3,469,000
    Interest-bearing                                                       4,009,000                   19,652,000
    Federal funds sold                                                             -                    2,960,000
                                                                       -------------------------------------------
                                                                        $  9,533,000              $    26,081,000
                                                                       ===========================================

Supplemental Disclosures of Noncash Transactions
   Net change in unrealized loss on securities available for sale,
    net of deferred taxes                                               $   (133,000)             $      (117,000)
   Net income of minority interest                                           130,000                            -

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

________________________________________________________________________________

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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

________________________________________________________________________________

Note 2.   Basis of Presentation

On December 28, 1999, the Board of Directors of the Company approved changing its fiscal year from September 30 to December 31.

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1999, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three month period ended December 31, 1999 and are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2000.

The accounting policies of the Company followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1999 annual report of the Company.

Note 3.   Earnings Per Share

The Company's basic earnings per share for the three month period ended December 31, 1999 is based on net income earned divided by the weighted average number of shares outstanding from the beginning of the period to the end of the period. Diluted earnings per share is adjusted for the conversion, exercise or issuance of all potential common stock instruments, if they have a dilutive effect. For purposes of this computation, the number of shares of common stock purchased by the ESOP which have not been allocated to participant accounts are not assumed to be outstanding.

Note 4.   Dividends Declared

On December 20, 1999, the Company's Board of Directors declared a dividend of $.10 per share for shareholders of record as of January 14, 2000 and payable on January 26, 2000. In addition, on December 20, 1999, the Board of Directors of the Bank declared an upstream dividend of $320,000 to the Company.

Note 5.   Advances from Federal Home Loan Bank

The Company received two advances totaling $8,000,000 from the FHLB during the three months ended December 31, 1999. The advances bear interest at 6.30% and 6.53% and are due on October 26, 2000 and December 26, 2000.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

________________________________________________________________________________

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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
________________________________________________________________________________

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

Comparison of Financial Condition at December 31, 1999 and September 30, 1999:

Total assets increased by $11.1 million or 6.4%, to $185.7 million at December 31, 1999 from $174.5 million at September 30, 1999. The increase in assets was primarily attributable to an increase in loan volume and having extra cash on hand in anticipation for Year 2000, funded by advances from the FHLB and deposit growth.

Net loans receivable increased by $8.3 million or 6.6% to $133.8 million at December 31, 1999 from $125.5 million at September 30, 1999. Investment securities held to maturity decreased $535,000 or 6.0%, to $8.4 million at December 31, 1999 from $8.9 million at September 30, 1999. Additionally, investment securities classified as available for sale decreased $711,000 or 2.4%, to $28.4 million at December 31, 1999 from $29.1 million at September 30, 1999. The Bank has guaranteed the repayment of the ESOP's note payable to the Company, which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company. The Company's note receivable from the ESOP totals $3.4 million at December 31, 1999 and is reported as a reduction of stockholders' equity. Retained earnings decreased by $167,000 to $20.0 million at December 31, 1999, which is attributable to the Company's dividends accrued for the three months ended December 31, 1999 in the amount of $377,000 and net of $210,000 of net income. Additional paid-in capital, deferred MRP and unearned compensation decreased by $703,000 million to $10.0 million at December 31, 1999 from $10.7 million at September 30, 1999. The decrease was primarily attributable to the repurchase of 120,020 shares of outstanding common stock in the amount of $877,000.

As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies. At December 31, 1999 the Company's stockholders' equity amounted to $25.9 million, or 14.0% of total assets and exceeds all regulatory capital requirements.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, was $153,000 and $175,000 at December 31, 1999 and September 30, 1999, respectively. During the three month periods ended December 31, 1999 and 1998, the Bank's level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding. Based on their analysis, management determined that no loan loss provisions were necessary during the three months ended December 31, 1999.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
________________________________________________________________________________

Comparison of Operating Results for the Three Months Ended December 31, 1999 and 1998:

General. Net income for the three month periods ended December 31, 1999 was $210,000, or $17,000 greater than the $193,000 earned during the same period in 1998.

Interest income. Interest income decreased by $131,000 from $3.3 million for the three months ended December 31, 1998 to $3.1 million for the three months ended December 31, 1999. The decrease was attributable to the decrease in the volume of investment securities outstanding, offset by an increase in loans receivable volume.

Interest expense. Interest expense on deposits and borrowed funds decreased by $83,000 from $1.8 million for the three months ended December 31, 1998 to $1.7 million for the three months ended December 31, 1999. The decrease is primarily due to a decrease in the total amount of short-term borrowings for the three months ended December 31, 1999 compared to the same period in 1998.

Net interest income. Net interest income decreased by $48,000 from $1.5 million for the three months ended December 31, 1998 to $1.4 million for the three months ended December 31, 1999. This decrease resulted from the factors discussed above.

Provision for loan losses. There were no provisions for loan losses charged to income during the three months ended December 31, 1999 and 1998. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible.

Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding and the Bank's loan charge-offs during the three months ended December 31, 1999 and 1998 were minimal.

At December 31, 1999, the Bank's level of general valuation allowances for loan losses amounted to $429,000, which management believes is adequate to absorb potential losses in its loan portfolio.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
________________________________________________________________________________

Noninterest income. Noninterest income was $289,000 and $29,000 for the three month periods ended December 31, 1999 and 1998, respectively. The Company realized a gain of $260,000 from the sale of real estate held for investment during the three months ended December 31, 1999.

Noninterest expense. Noninterest expense increased by $28,000 from $1.2 million for the three month periods ended December 31, 1999 and 1998.

As a part of the Conversion, the Bank established an ESOP that acquired a total of 359,720 shares of the stock offered in the Conversion with funds provided in the form of a loan from the Company. The loan is expected to be repaid over a fifteen-year period with funds provided by the Bank sufficient to amortize the debt. The ESOP purchased 168,488 additional shares with proceeds received from the return of capital dividend paid by the Company in 1998. The expense associated with the ESOP is reported in accordance with SOP 93-6, Employers' Accounting for Employee Stock Ownership Plans.

The MRP reserved for issuance 179,860 shares of common stock to all officers, directors and employees on the adoption date of October 15, 1997. The Bank issued shares to fund the MRP in October of 1997. The restricted common stock under the MRP vests at the rate of 25% annually. The expense recorded in the three months ended December 31, 1999 and 1998 represents three months accrual of the yearly 25% vesting amount.

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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
________________________________________________________________________________

During the three month period ended December 31, 1999, cash and cash equivalents, a significant source of liquidity, increased by $4.6 million. This increase is due to having extra cash on hand for Year 2000. Cash flow resulting from internal operating activities provided for an increase of $277,000 in cash during the three month period ended December 31, 1999. Financing activities, principally the proceeds of an FHLB advance in the amount of $8,000,000 provided for an increase of $11.2 million in cash. Investing activities, principally proceeds from loan originations and principal repayments on loans provided for a decrease of $6.8 million.

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the NC Administrator of the Savings Institutions Division. The Bank's liquidity ratio at December 31, 1999, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders' equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Administrator at December 31, 1999.

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

Year 2000:

Banks use computer systems to perform financial calculations, transfer funds, record deposits and loan payments, run financial security systems and vaults and a myriad of other functions. Because banks rely heavily on their computer systems, the Federal Financial Institutions Examination Council ("FFIEC") placed significant emphasis on the problems surrounding the year 2000 issues and required financial institutions to document the assessment, testing and corrections made to ready their computer systems and programs for the year 2000 date change. The FFIEC had strict regulations, guidelines, and milestones in place that each FDIC insured financial institution must follow in order to remain operational. The Company's board of directors has remained informed of the Company's position and progress in its year 2000 project which is now completed in its entirety.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
________________________________________________________________________________

The Company's most critical external exposure to year 2000 system problems is with its data processing provider, Fiserv. Fiserv renovated its systems in June 1998 and the Company converted its data to one of the other Fiserv programs that is able to operate in the 2000 environment. The Company has experienced no problems with data and all systems are currently operating as designed.

In addition, the Company has not had any problems with its major customers and vendors, as they have successfully addressed the year 2000 problem.

The year 2000 problems can affect the Company's operation in a number of ways but the mission critical issue is maintaining customers' account information including tracking deposits, interest accruals and loan payments. The Company is dependent upon electricity, telephone lines, computer hardware and Fiserv's date processing capability.

The Company is in contact with its electric utility and phone company, and both companies had all year 2000 problems addressed well before December 31, 1999.

The Company's loan portfolio consists primarily of residential mortgage loans to individuals. These individuals generally were not affected by Year 2000 failures. A limited number of the Company's commercial borrowers are were contacted to assure that timely payments will be made in January 2000. The Company amended its underwriting policies to address loan payment problems associated with a borrower as a result of a disruption in income or a commercial borrower's inability to make a timely payment.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
________________________________________________________________________________

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. One of the principal risks for the Bank is interest rate risk. One of the Bank's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. Historically, the Bank has been a mortgage lender so the loan portfolio continues to have a large number of mortgage loans with maturities that are considerably longer than for the deposits that fund those loans. Thus, an upward movement in the market rate of interest would result in the cost of deposits increasing at a faster rate than the rate on loans. The principal strategy of the Bank over the past several years has been to emphasize the investment of excess cash in short or intermediate term interest-earning assets and the solicitation of transaction deposits accounts which are less sensitive to changes in interest rates and can be repriced rapidly. The Company has not experienced any substantial changes in its portfolio risk during the three month period ended December 31, 1999. See disclosures in the September 30, 1999 Form 10-K.

During 1998, the Bank formed a wholly owned subsidiary, South Street Development Corporation ("SSDC") with a $1.8 million cash investment, SSDC then invested $10,000 for a 50% interest in Park Ridge Associates, LLC ("Park Ridge"). An outside individual owns the other 50% interest in Park Ridge. In June, 1998, Park Ridge Associates acquired 25.6 acres of prime real estate located within the city limits of Albemarle, North Carolina. The joint venture was created to acquire and develop the property into a premier residential subdivision, consisting of 30 building lots. As of December 31, 1999, the development of the infrastructure was complete and some of the properties have been sold, resulting in a gain of $260,000 to the Company. There can be no assurances that the Bank will be successful in recovering its investment in the joint venture.

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

                 Not applicable

        Item 5.  Other Information

                 Not applicable

        Item 6.  Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                          Exhibit (27) Financial Data Schedule

                 (b)      Reports on Form 8-K

                          Change in Fiscal Year

                          On December 28, 1999, the Board of Directors of South Street Financial Corp. approved changing its fiscal year from September 30 to December 31.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    South Street Financial Corp.


        Dated_____________      By:   _______________________________
                                      Carl M. Hill
                                      President and Chief Executive Officer


        Dated______________     By:   _______________________________
                                      Christopher F. Cranford
                                      Treasurer and Controller

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    South Street Financial Corp.


        Dated_____________      By:   /s/ Carl M. Hill
                                      -------------------------------
                                      Carl M. Hill
                                      President and Chief Executive Officer


        Dated______________     By:   /s/ Christopher F. Cranford
                                      -------------------------------
                                      Christopher F. Cranford
                                      Treasurer and Controller