Form 10-Q
period 2000-03-31
SOUTH STREET FINANCIAL CORP
filed 2000-05-11
CIK 1014964

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                    FORM 10-Q

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended       March 31, 2000
                                    --------------------------------

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _____________


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

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X    No ___
             ---

As of May 10, 2000 there were issued and outstanding 3,473,952 shares of the Registrant's common stock, no par value.

                  SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

                                     INDEX

PART I. FINANCIAL INFORMATION                                                                 Page
                                                                                              ----
    Item 1. Financial Statements

   Consolidated Statements of Financial Condition at March 31, 2000
      and December 31, 1999 (Unaudited).                                                           1

   Consolidated Statements of Income and Comprehensive Income for the Three
      Months Ended March 31, 2000, and 1999 (Unaudited)                                            2

   Consolidated Statements of Cash Flows for the Three Months Ended
      March 31, 2000 and 1999 (Unaudited)                                                      3 - 4

   Notes to Consolidated Financial Statements (Unaudited)                                      5 - 7

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                              8 - 11

   Item 3. Quantitative and Qualitative Disclosures about Market Risk                             12

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                                      13

   Item 2. Changes in Securities and Use of Proceeds                                              13

   Item 3. Defaults Upon Senior Securities                                                        13

   Item 4. Submission of Matters to a Vote of Security Holders                                    13

   Item 5. Other Information                                                                      13

   Item 6. Exhibits and Reports on Form 8-K                                                       13

   Signatures                                                                                14 - 15

South Street Financial Corp. and Subsidiary


CONSOLIDATED Statements of Financial Condition
March 31, 2000 and December 31, 1999

                                                                   March 31,             December 31,
ASSETS                                                               2000                   1999
----------------------------------------------------------------------------------------------------------
                                                                  (Unaudited)            (Unaudited)
Cash and cash equivalents:
 Noninterest-bearing deposits                                     $  3,071,000           $  5,524,000
 Interest-bearing deposits                                           3,227,000              4,009,000
 Federal Funds sold                                                    140,000                      -
Securities held to maturity                                          8,116,000              8,397,000
Securities available for sale                                       26,507,000             28,397,000
Federal Home Loan Bank stock                                         1,229,000              1,153,000
Loans receivable, net                                              138,541,000            133,785,000
Real estate acquired in settlement of loans                             18,000                 18,000
Real estate held for investment                                        934,000                879,000
Accrued interest receivable                                          1,086,000              1,018,000
Office properties and equipment, net                                 1,353,000              1,348,000
Prepaid expenses and other assets                                    1,310,000              1,139,000
                                                                  ------------           ------------
       Total assets                                               $185,532,000           $185,667,000
                                                                  ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------
Liabilities:
 Deposits                                                         $148,995,000           $148,314,000
 Advances from FHLB                                                  8,000,000              8,000,000
 Advance payments by borrowers for taxes and insurance                 381,000                232,000
 Accounts payable and other liabilities                              2,675,000              2,536,000
 Minority interest in Park Ridge Associates, LLC                       108,000                140,000
 Checks outstanding on disbursement account                            623,000                505,000
                                                                  ------------           ------------
       Total liabilities                                           160,782,000            159,727,000
                                                                  ------------           ------------
Stockholders' equity:
 Preferred stock, no par value, authorized 5,000,000 shares;
   no shares issued                                                          -                      -
 Common stock, no par value, authorized 20,000,000 shares;
   issued 3,473,952 shares at March 31, 2000 and
   3,652,652 shares at December 31, 1999                                     -                      -
 Additional paid-in capital                                         11,150,000             12,410,000
 Accumulated other comprehensive income                               (661,000)              (652.000)
 Deferred management recognition plan                                 (399,000)              (599,000)
 Unearned compensation                                              (1,773,000)            (1,810,000)
 Unearned ESOP                                                      (3,403,000)            (3,403,000)
 Retained earnings, substantially restricted                        19,836,000             19,994,000
                                                                  ------------           ------------
       Total stockholders' equity                                   24,750,000             25,940,000
                                                                  ------------           ------------
       Total liabilities and stockholders' equity                 $185,532,000           $185,667,000
                                                                  ============           ============

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2000 and 1999

                                                                           2000                1999
--------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Interest income:
 Loans                                                               $     2,666,000      $    2,238,000
 Mortgage-backed securities                                                  284,000             335,000
 Investment securities                                                       254,000             310,000
 Other interest-bearing deposits                                              93,000             253,000
                                                                     -----------------------------------
    Total interest income                                                  3,297,000           3,136,000
Interest expense on deposits and borrowed funds                            1,836,000           1,743,000
                                                                     -----------------------------------
       Net interest income                                                 1,461,000           1,393,000
Provision for loan losses                                                          -                   -
                                                                     -----------------------------------
       Net interest income after provision for loan losses                 1,461,000           1,393,000
                                                                     -----------------------------------
Noninterest income:
 Gain on sale of real estate held for investment                              28,000                   -
 Other                                                                        38,000              32,000
                                                                     -----------------------------------
                                                                              66,000              32,000
                                                                     -----------------------------------
Noninterest expenses:
 Loss on sale of investments available for sale                               84,000                   -
 Compensation and benefits                                                   869,000           1,038,000
 Net occupancy                                                                88,000              72,000
 Federal insurance premium expenses                                            8,000              23,000
 Data processing                                                              69,000              61,000
 Other                                                                       195,000             181,000
                                                                     -----------------------------------
                                                                           1,313,000           1,375,000
                                                                     -----------------------------------
       Income before income taxes and minority
        interest in net income of consolidated subsidiary                    214,000              50,000
Income taxes                                                                  74,000              17,000
                                                                     -----------------------------------
       Income before minority interest in net income
        of consolidated subsidiary                                           140,000              33,000
Less minority interest in net income of consolidated subsidiary               14,000                   -
                                                                     -----------------------------------
       Net income                                                            126,000              33,000
Other comprehensive loss, net of tax:
 Unrealized holding losses arising during period, net of tax                  (9,000)           (103,000)
                                                                     -----------------------------------
       Comprehensive income                                          $       117,000      $      (70,000)
                                                                     ===================================
Basic earnings per share                                             $          0.04      $         0.01
                                                                     ===================================
Diluted earning per share                                            $          0.04      $         0.01
                                                                     ===================================
Dividends declared per share                                         $          0.10      $         0.10
                                                                     ===================================

Average number of basic shares outstanding                                 3,117,994           3,702,291

Average number of diluted shares outstanding                               3,117,994           3,702,291

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


CONSOLIDATED Statements of CASH FLOWS
Three Months Ended March 31, 2000 and 1999

                                                                                2000              1999
-----------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Cash Flows From Operating Activities
 Net income before minority interest                                       $     14,000      $      226,000
 Adjustments to reconcile net income to cash provided by
   (used in) operating activities:
   Net accretion of premiums and discounts on securities                         20,000              18,000
   Amortization of deferred loan fees                                            (8,000)           (168,000)
   Provision for depreciation                                                    37,000              66,000
   Gain on sale of real estate held for investment                              (28,000)
   ESOP contribution                                                            (60,000)              3,000
   Vesting of deferred management recognition plan                              200,000             399,000
   Deferred income taxes                                                        (22,000)            (35,000)
   Amortization of unearned compensation                                         37,000              72,000
   (Gain) loss on sale of investments                                            84,000              (2,000)
   (Increase) decrease in assets:
      Accrued interest receivable                                               (68,000)            288,000
      Prepaid expenses and other assets                                        (143,000)           (313,000)
   Decrease in other liabilities:
      Accounts payable and other liabilities                                    139,000            (658,000)
      Checks outstanding on disbursement accounts                               118,000            (315,000)
                                                                           --------------------------------
         Net cash provided by (used in) operating activities                    446,000            (419,000)
                                                                           --------------------------------
Cash Flows From Investing Activities
 Purchases of securities available for sale                                           -         (11,037,000)
 Purchase of FHLB stock                                                         (76,000)
 Redemption of FHLB stock                                                             -              54,000
 Proceeds from maturities and recalls of securities available
   for sale                                                                     318,000          23,891,000
 Proceeds from sale of securities available for sale                          1,468,000                   -
 Principal collected on securities held to maturity                             266,000           2,630,000
 Loan originations and principal payments on loans, net                      (4,748,000)           (961,000)
 Purchase of office properties and equipment                                    (42,000)           (211,000)
 Purchase of real estate held for investment                                   (107,000)            (16,000)
 Proceeds from sale of real estate held for investment                           80,000
 Proceeds from sale of foreclosed real estate                                         -              50,000
 Draw by minority interest in LLP                                               (46,000)                  -
                                                                           --------------------------------
         Net cash provided by (used in) investing activities                 (2,887,000)         14,400,000
                                                                           --------------------------------

                                  (Continued)

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

Three Months Ended March 31, 2000 and 1999

                                                                          2000                   1999
-----------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
Cash Flows from Financing Activities
 Net increase (decrease) in deposits                                $         681,000      $       (705,000)
 Net increase in advance payments by borrowers for taxes
   and insurance                                                              149,000               198,000
 Principal payment received on ESOP note                                            -               291,000
 Repayment of note payable                                                          -           (18,000,000)
 Dividends paid to stockholders                                              (284,000)             (755,000)
 Retirement of stock purchased                                             (1,200,000)           (2,187,000)
                                                                    ---------------------------------------
         Net cash used in financing activities                               (654,000)          (21,158,000)
                                                                    ---------------------------------------
         Net decrease in cash and cash equivalents                         (3,095,000)           (7,177,000)
Cash and cash equivalents:
 Beginning                                                                  9,533,000            32,796,000
                                                                    ---------------------------------------
 Ending                                                             $       6,438,000      $     25,619,000
                                                                    =======================================
Supplemental Disclosures of Cash Flow Information
 Cash and cash equivalents:
   Noninterest-bearing                                              $       3,071,000      $      2,025,000
   Interest-bearing                                                         3,227,000            21,342,000
   Federal funds sold                                                         140,000             2,250,000
                                                                    ---------------------------------------
                                                                    $       6,438,000      $     25,617,000
                                                                    =======================================
Supplemental Disclosures of Noncash Transactions
 Net change in unrealized loss on securities available for sale,
   net of deferred taxes                                            $          (9,000)     $        220,000
 Net income of minority interest                                               14,000                     -
 Change in dividends accrued                                                        -               (14,000)

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

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's office is located at 155 West South Street, Albemarle, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering which half of proceeds were retained at the holding company level, holding the indebtedness outstanding from the Bank's Employee Stock Ownership Plan (the "ESOP") and owning the Bank. The Company's principal sources of income are earnings on its investments and interest payments received from the ESOP with respect to the ESOP loan. In addition, the Company will receive any dividends, which are declared and paid by the Bank on its capital stock.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2000.

The accounting policies of the Company followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to the stockholders.

Note 3.   Earnings Per Share

The Company's basic earnings per share for the three month period ended March 31, 2000 is based on net income earned divided by the weighted average number of shares outstanding from the beginning of the period to the end of the period. Diluted earnings per share is adjusted for the conversion, exercise or issuance of all potential common stock instruments, if they have a dilutive effect. For purposes of this computation, the number of shares of common stock purchased by the ESOP which have not been allocated to participant accounts are not assumed to be outstanding.

Note 4.   Dividends Declared

On March 21, 2000, the Company's Board of Directors declared a dividend of $.10 per share for shareholders of record as of March 31, 2000 and payable on April 12, 2000. In addition, on March 21, 1999, the Board of Directors of the Bank declared an upstream dividend of $377,000 to the Company.

Note 5.   Advances from Federal Home Loan Bank

The Bank has two advances totaling $8,000,000 from the FHLB outstanding at March 31, 2000. The advances bear interest at 6.30% and 6.53% and are due on October 26, 2000 and December 26, 2000, respectively.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Note 6.   Stock Option Plan and the Bank's Management Recognition Plan

The Company's stockholders approved the Company's Stock Option Plan and the Bank's Management Recognition Plan and Trust (the "MRP") on October 15, 1997. The Stock Option Plan reserved for issuance up to 449,650 stock options to all officers, directors, and employees either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's common stock at date of grant. The options awarded to employees vest at the rate of 25% annually beginning at the date of grant. Options granted to non-employee directors vested immediately on the date of grant. All options were granted in 1998 and expire in 2008. As permitted under the generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost will be recognized on the grant date of any options.

The MRP reserved for issuance up to 179,860 shares of common stock to all officers, directors, and employees. The Bank issued shares to fund the MRP in October of 1997. The restricted common stock under the MRP vests at the rate of 25% annually beginning at the date of grant.

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

Comparison of Financial Condition at March 31, 2000 and December 31, 1999:

Total assets decreased by $135,000 or .07% to $185.5 million at March 31, 2000 from $185.7 million at December 31, 1999. Increases were seen in loan growth, funded by excess Year 2000 cash and liquidation of investment securities, resulting in relatively little change in total assets.

Net loans receivable increased by $4.8 million or 3.6% to $138.5 million at March 31, 2000 from $133.8 million at December 31, 1999. Investment securities held to maturity decreased $281,000 or 3.3%, to $8.1 million at March 31, 2000 from $8.4 million at December 31, 1999. Additionally, investment securities classified as available for sale decreased $1.9 million or 6.7%, to $26.5 million at March 31, 2000 from $28.4 million at December 31, 1999. The Bank has guaranteed the repayment of the ESOP's note payable to the Company, which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company. The Company's note receivable from the ESOP totals $3.4 million at March 31, 2000 and is reported as a reduction of stockholders' equity. Retained earnings decreased by $158,000 to $19.8 million at March 31, 2000, which is attributable to the Company's dividends accrued for the three months ended March 31, 2000 in the amount of $284,000 and net of $126,000 of net income. Additional paid-in capital, deferred MRP and unearned compensation decreased by $1.0 million to $9.0 million at March 31, 2000 from $10.0 million at December 31, 1999. The decrease was primarily attributable to the repurchase of 178,700 shares of outstanding common stock in the amount of $1.2 million.

As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies. At March 31, 2000 the Company's stockholders' equity amounted to $24.8 million, or 13.3% of total assets and exceeds all regulatory capital requirements.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, was $293,000 and $331,000 at March 31, 2000 and December 31, 1999,
respectively. During the three month period ended March 31, 2000, the Bank's level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding. Based on their analysis, management determined that no loan loss provisions were necessary during the three months ended March 31, 2000.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comparison of Operating Results for the Three Months Ended March 31, 2000 and 1999:

General. Net income for the three month period ended March 31, 2000 was $126,000, or $93,000 more than the $33,000 earned during the same period in 1999.

Interest income. Interest income increased by $161,000 from $3.1 million for the three months ended March 31, 1999 to $3.3 million for the three months ended March 31, 2000. The increase was attributable to the increase in loans receivable volume offset by an decrease in the volume of investment securities outstanding.

Interest expense. Interest expense on deposits and borrowed funds increased by $93,000 from $1.7 million for the three months ended March 31, 1999 to $1.8 million for the three months ended March 31, 2000. The increase is primarily due to a increase in the total amount of short-term borrowings for the three months ended March 31, 2000 compared to the same period in 1999.

Net interest income. Net interest income increased by $68,000 from $1.4 million for the three months ended March 31, 1999 to $1.5 million for the three months ended March 31, 2000. This increase resulted from the factors discussed above.

Provision for loan losses. There were no provisions for loan losses charged to income during the three months ended March 31, 2000 and 1999. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible.

Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding and the Bank's loan charge-offs during the three months ended March 31, 2000 and 1999 were minimal.

At March 31, 2000, the Bank's level of general valuation allowances for loan losses amounted to $429,000, which management believes is adequate to absorb potential losses in its loan portfolio.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Noninterest income. Noninterest income was $66,000 and $32,000 for the three month periods ended March 31, 2000 and 1999, respectively. The Company realized a gain of $28,000 from the sale of real estate held for investment during the three months ended March 31, 2000.

Noninterest expense. Noninterest expense decreased by $62,000 from $1.4 million for the three months ended March 31, 1999 to $1.3 million for the three months ended March 31, 2000.

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

The MRP reserved for issuance up to 179,860 shares of common stock to all officers, directors and employees on the adoption date of October 15, 1997. The Bank issued shares to fund the MRP in October of 1997. The restricted common stock under the MRP vests at the rate of 25% annually. The expense recorded in the three months ended March 31, 2000 and 1999 represents three months accrual of the yearly 25% vesting amount.

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

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

During the three month period ended March 31, 2000, cash and cash equivalents, a significant source of liquidity, decreased by $3.1 million. This decrease is due to funding the increasing levels of loans receivable. Cash flow resulting from internal operating activities provided for an increase of $446,000 in cash during the three month period ended March 31, 2000. Financing activities resulted in a decrease of $654,000 in cash due primarily to the repurchase of common stock. Investing activities, principally proceeds from loan originations and principal repayments on loans offset by proceeds from the sale of investments provided for a decrease of $2.9 million.

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the NC Administrator of the Savings Institutions Division. The Bank's liquidity ratio at March 31, 2000, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders' equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Administrator at March 31, 2000.

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

Year 2000:

The Company is pleased to report that no significant Year 2000 difficulties have been encountered during the first quarter of 2000.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

Interest Rate Risk. One of the principal risks for the Bank is interest rate risk. One of the Bank's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. Historically, the Bank has been a mortgage lender so the loan portfolio continues to have a large number of mortgage loans with maturities that are considerably longer than for the deposits that fund those loans. Thus, an upward movement in the market rate of interest would result in the cost of deposits increasing at a faster rate than the rate on loans. The principal strategy of the Bank over the past several years has been to emphasize the investment of excess cash in short or intermediate term interest-earning assets and the solicitation of transaction deposits accounts which are less sensitive to changes in interest rates and can be repriced rapidly. The Company has not experienced any substantial changes in its portfolio risk during the three month period ended March 31, 2000. See disclosures in the Company's September 30, 1999 Annual Report Form 10-K.

During 1998, the Bank formed a wholly owned subsidiary, South Street Development Corporation ("SSDC") with a $1.8 million cash investment, SSDC then invested $10,000 for a 50% interest in Park Ridge Associates, LLC ("Park Ridge"). An outside individual owns the other 50% interest in Park Ridge. In June, 1998, Park Ridge Associates acquired 25.6 acres of prime real estate located within the city limits of Albemarle, North Carolina. The joint venture was created to acquire and develop the property into a premier residential subdivision, consisting of 30 building lots. As of March 31, 2000, the development of the infrastructure was complete and some of the properties have been sold, resulting in a gain of $28,000 to the Company for the three month period then ended. There can be no assurances that the Bank will be successful in recovering its investment in the joint venture.

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

                 Not applicable

         Item 3. Defaults Upon Senior Securities

                 Not applicable

         Item 4. Submission of Matters to a Vote of Security Holders

                 On February 1, 2000 the Company held an annual meeting of shareholders for the following purposes:

                 1.  Election of six directors.
                 2. Radification of appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending December 31, 2000.

                 At the Annual Meeting the following resolutions were made and resolved the number of votes specified below:

         1.
                                 FOR             WITHHELD       BROKER NON-VOTES
                            ---------------    -------------    ----------------
     Nominees for
     One-Year Term
 (2000 Annual Meeting)     Number      %        Number     %        Number    %
 ---------------------     ------     ---       ------    ---       ------   ---
 Carl M. Hill              3,094,456  97.32%    85,245    2.68%       0       0
 Caldwell A. Holbrook, Jr. 3,094,056  97.31%    85,645    2.69%       0       0
 Joel A. Huneycutt         3,094,256  97.31%    85,445    2.68%       0       0
 Douglas D. Stokes         3,094,256  97.31%    85,445    2.68%       0       0
 R. Ronald Swanner         3,094,856  97.33%    84,745    2.56%       0       0
 Greg E. Underwood         3,093,756  97.30%    85,845    2.70%       0       0

         2. RESOLVED, that the appointment of McGladrey & Pullen, LLP, as independent auditor for the year ending December 31, 2000, be and is hereby ratified and approved.

                   FOR        AGAINST       ABSTAIN       BROKER NON-VOTES
                   ---        -------       -------       -----------------
                 3,134,351    31,650        13,700               0
                   98.60%      1.00%         0.40%             0.00%


         Item 5. Other Information

                 Not applicable

         Item 6. Exhibits and Reports on Form 8-K

                 (a) Exhibits

                     Exhibit (27) Financial Data Schedule

                 (b) Reports on Form 8-K

                     On February 28, 2000, the Board of Directors of Home Savings Bank, SSB elected and changed the designation of the following officers:

                       R. Ronald Swanner, President and Chief Operating Officer Christopher F. Cranford, Treasurer and Chief Financial Officer
                       David L. Smith, Senior Vice President
                       Cris D. Turner, Senior Vice President
                       Janice M. Smith, Vice President
                       Robert W. Brown, Assistant Vice President
                       Kim M. Allen, Assistant Secretary

                     Carl M. Hill remains Chief Executive Officer and Chairman of the Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              South Street Financial Corp.


     Dated_________________________       By: /s/ Carl M. Hill
                                             ------------------------------
                                             Carl M. Hill
                                             President and Chief Executive
                                             Officer


     Dated_________________________       By: /s/ Christopher F. Cranford
                                             ------------------------------
                                             Christopher F. Cranford
                                             Treasurer and Controller