Form 10-Q/A
period 2000-03-31
SOUTH STREET FINANCIAL CORP
filed 2000-05-19
CIK 1014964

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

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


CONSOLIDATED Statements of CASH FLOWS
Three Months Ended March 31, 2000 and 1999

                                                                                2000              1999
-----------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Cash Flows From Operating Activities
 Net income before minority interest                                       $    140,000      $      226,000
 Adjustments to reconcile net income to cash provided by
   (used in) operating activities:
   Net accretion of premiums and discounts on securities                         20,000              18,000
   Amortization of deferred loan fees                                            (8,000)           (168,000)
   Provision for depreciation                                                    37,000              66,000
   Gain on sale of real estate held for investment                              (28,000)
   ESOP contribution                                                            (60,000)              3,000
   Vesting of deferred management recognition plan                              200,000             399,000
   Deferred income taxes                                                        (22,000)            (35,000)
   Amortization of unearned compensation                                         37,000              72,000
   (Gain) loss on sale of investments                                            84,000              (2,000)
   (Increase) decrease in assets:
      Accrued interest receivable                                               (68,000)            288,000
      Prepaid expenses and other assets                                        (143,000)           (313,000)
   Decrease in other liabilities:
      Accounts payable and other liabilities                                    139,000            (658,000)
      Checks outstanding on disbursement accounts                               118,000            (315,000)
                                                                           --------------------------------
         Net cash provided by (used in) operating activities                    446,000            (419,000)
                                                                           --------------------------------
Cash Flows From Investing Activities
 Purchases of securities available for sale                                           -         (11,037,000)
 Purchase of FHLB stock                                                         (76,000)
 Redemption of FHLB stock                                                             -              54,000
 Proceeds from maturities and recalls of securities available
   for sale                                                                     318,000          23,891,000
 Proceeds from sale of securities available for sale                          1,468,000                   -
 Principal collected on securities held to maturity                             266,000           2,630,000
 Loan originations and principal payments on loans, net                      (4,748,000)           (961,000)
 Purchase of office properties and equipment                                    (42,000)           (211,000)
 Purchase of real estate held for investment                                   (107,000)            (16,000)
 Proceeds from sale of real estate held for investment                           80,000
 Proceeds from sale of foreclosed real estate                                         -              50,000
 Draw by minority interest in LLP                                               (46,000)                  -
                                                                           --------------------------------
         Net cash provided by (used in) investing activities                 (2,887,000)         14,400,000
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