Form 10-Q
period 2000-06-30
SOUTH STREET FINANCIAL CORP
filed 2000-08-09
CIK 1014964

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2000
                                  -------------------------------

  [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    -----------------

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

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X      No
             ----        ----

As of August 13, 2000 there were issued and outstanding 3,417,452 shares of the Registrant's common stock, no par value.

                  SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

                                     INDEX

PART I.    FINANCIAL INFORMATION                                                                  Page
                                                                                              ------------
  Item 1.    Financial Statements

  Consolidated Statements of Financial Condition at June 30, 2000
     and December 31, 1999 (Unaudited)                                                                 1

  Consolidated Statements of Income and Comprehensive Income for the Three
     Months Ended June 30, 2000 and 1999 (Unaudited)                                                   2

  Consolidated Statements of Income and Comprehensive Income for the Six
     Months Ended June 30, 2000 and 1999 (Unaudited)                                                   3

  Consolidated Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)                                                            4 - 5

  Notes to Consolidated Financial Statements (Unaudited)                                           6 - 7

  Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                8 - 11

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk                               12

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                                         13

  Item 2.   Changes in Securities and Use of Proceeds                                                 13

  Item 3.   Defaults upon Senior Securities                                                           13

  Item 4.   Submission of Matters to a Vote of Security Holders                                       13

  Item 5.   Other Information                                                                         13

  Item 6.  Exhibits and Reports on Form 8-K                                                           13

  Signatures                                                                                     14 - 15

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2000 and December 31, 1999

                                                                         June 30,   December 31,
ASSETS                                                                    2000          1999
------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Cash and cash equivalents:
 Noninterest-bearing deposits                                        $  3,818,000   $  5,524,000
 Interest-bearing deposits                                              2,482,000      4,009,000
 Federal funds sold                                                     2,630,000
Securities held to maturity                                             7,620,000      8,397,000
Securities available for sale                                          26,537,000     28,397,000
Federal Home Loan Bank stock                                            1,229,000      1,153,000
Loans receivable, net                                                 142,697,000    133,785,000
Real estate acquired in settlement of loans                                18,000         18,000
Real estate held for investment                                         1,037,000        879,000
Accrued interest receivable                                             1,069,000      1,018,000
Office properties and equipment, net                                    1,326,000      1,348,000
Prepaid expenses and other assets                                       1,248,000      1,139,000
                                                                   -----------------------------
       Total assets                                                  $191,711,000   $185,667,000
                                                                   =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
Liabilities:
 Deposits                                                            $149,082,000   $148,314,000
 Advances from FHLB                                                    14,000,000      8,000,000
 Advance payments by borrowers for taxes and insurance                    499,000        232,000
 Accounts payable and other liabilities                                 2,756,000      2,536,000
 Minority interest in Park Ridge Associates, LLC                          108,000        140,000
 Checks outstanding on disbursement account                               598,000        505,000
                                                                   -----------------------------
       Total liabilities                                              167,043,000    159,727,000
                                                                   -----------------------------
Stockholders' equity:
 Preferred stock, no par value, authorized 5,000,000 shares;
   no shares issued
 Common stock, no par value, authorized 20,000,000 shares;
   issued and outstanding 3,417,452 shares at June 30, 2000
   and 3,652,652 shares at December 31, 1999
 Additional paid-in capital                                            10,703,000     12,410,000
 Accumulated other comprehensive income (loss)                           (542,000)      (652,000)
 Deferred management recognition plan                                    (199,000)      (599,000)
 Unearned compensation                                                 (1,737,000)    (1,810,000)
 Unearned ESOP                                                         (3,298,000)    (3,403,000)
 Retained earnings, substantially restricted                           19,741,000     19,994,000
                                                                   -----------------------------
       Total stockholders' equity                                      24,668,000     25,940,000
                                                                   -----------------------------
       Total liabilities and stockholders' equity                    $191,711,000   $185,667,000
                                                                   =============================

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2000 and 1999


                                                                         2000       1999
-------------------------------------------------------------------------------------------
                                                                           (Unaudited)
Interest income:
 Loans                                                               $2,791,000  $2,258,000
 Mortgage-backed securities                                             278,000     287,000
 Investment securities                                                  281,000     246,000
 Other interest-bearing deposits                                         51,000     262,000
                                                                   ------------------------
    Total interest income                                             3,401,000   3,053,000
Interest expense on deposits and borrowed funds                       1,906,000   1,727,000
                                                                   ------------------------
       Net interest income                                            1,495,000   1,326,000
Provision for loan losses
                                                                   ------------------------
       Net interest income after provision for loan losses            1,495,000   1,326,000
                                                                   ------------------------
Noninterest income:
 Gain on sale of investments                                                          2,000
 Other                                                                   37,000      26,000
                                                                   ------------------------
                                                                         37,000      28,000
                                                                   ------------------------
Noninterest expenses:
 Compensation and benefits                                              925,000     922,000
 Net occupancy                                                           77,000      75,000
 Federal insurance premium expenses                                       8,000      21,000
 Data processing                                                         56,000      51,000
 Other                                                                  145,000     154,000
                                                                   ------------------------
                                                                      1,211,000   1,223,000
                                                                   ------------------------
       Income before income taxes and minority
           interest in net income of consolidated subsidiary            321,000     131,000
Provision for income taxes                                              107,000      71,000
                                                                   ------------------------
       Income before minority interest in net income
           of consolidated subsidiary                                   214,000      60,000
Less minority interest in net income of consolidated subsidiary
                                                                   ------------------------
       Net income                                                       214,000      60,000
Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) arising during period, net of        119,000    (235,000)
  tax
                                                                   ------------------------
       Comprehensive income (loss)                                   $  333,000  $ (175,000)
                                                                   ========================

Basic earnings per share                                             $     0.07  $     0.02
                                                                   ========================
Diluted earning per share                                            $     0.07  $     0.02
                                                                   ========================

Dividends declared per share                                         $     0.10  $     0.10
                                                                   ========================

Average number of basic shares outstanding                            3,034,809   3,346,165

Average number of diluted shares outstanding                          3,034,809   3,346,165

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2000 and 1999

                                                                         2000        1999
--------------------------------------------------------------------------------------------
                                                                           (Unaudited)
Interest income:
 Loans                                                               $5,457,000   $4,496,000
 Mortgage-backed securities                                             562,000      622,000
 Investment securities                                                  544,000      556,000
 Other interest-bearing deposits                                        135,000      515,000
                                                                   -------------------------
    Total interest income                                             6,698,000    6,189,000
Interest expense on deposits and borrowed funds                       3,742,000    3,470,000
                                                                   -------------------------
       Net interest income                                            2,956,000    2,719,000
Provision for loan losses
                                                                   -------------------------
       Net interest income after provision for loan losses            2,956,000    2,719,000
                                                                   -------------------------
Noninterest income:
 Gain on sale of real estate held for investment                         28,000
 Gain (loss) on sale of investments                                     (84,000)       4,000
 Other                                                                   74,000       56,000
                                                                   -------------------------
                                                                         18,000       60,000
                                                                   -------------------------
Noninterest expenses:
 Compensation and benefits                                            1,794,000    1,960,000
 Net occupancy                                                          165,000      147,000
 Federal insurance premium expenses                                      15,000       44,000
 Data processing                                                        125,000      112,000
 Other                                                                  341,000      335,000
                                                                   -------------------------
                                                                      2,440,000    2,598,000
                                                                   -------------------------
       Income before income taxes and minority
           interest in net income of consolidated subsidiary            534,000      181,000
Provision for income taxes                                              181,000       88,000
                                                                   -------------------------
       Income before minority interest in net income
           of consolidated subsidiary                                   353,000       93,000
Less minority interest in net income of consolidated subsidiary          14,000
                                                                   -------------------------
       Net income                                                       339,000       93,000
Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) arising during period, net of        110,000     (338,000)
  tax
                                                                   -------------------------
       Comprehensive income (loss)                                   $  449,000   $ (245,000)
                                                                   =========================

Basic earnings per share                                             $     0.11   $     0.03
                                                                   =========================
Diluted earning per share                                            $     0.11   $     0.03
                                                                   =========================

Dividends declared per share                                         $     0.20   $     0.20
                                                                   =========================

Average number of basic shares outstanding                            3,076,402    3,524,228

Average number of diluted shares outstanding                          3,076,402    3,524,228

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2000 and 1999


                                                                         2000           1999
----------------------------------------------------------------------------------------------
                                                                           (Unaudited)
Cash Flows From Operating Activities
 Net income before minority interest                                $   353,000   $     93,000
 Adjustments to reconcile net income to cash provided by
   operating activities:
   Net accretion of premiums and discounts on securities                 38,000         27,000
   Amortization of deferred loan fees                                   (91,000)       (93,000)
   Provision for depreciation                                            75,000         80,000
   ESOP contribution                                                   (122,000)       (67,000)
   Vesting of deferred management recognition plan                      400,000        399,000
   Amortization of unearned compensation                                 73,000        108,000
   Deferred income taxes                                                (46,000)       (52,000)
   Gain on sale of real estate held for investment                      (28,000)
   (Gain) loss on sale of investments                                    84,000         (4,000)
   (Increase) decrease in assets:
    Accrued interest receivable                                         (51,000)       162,000
    Prepaid expenses and other assets                                  (134,000)       158,000
   Increase in other liabilities                                        313,000      1,078,000
                                                                  ----------------------------
       Net cash provided by operating activities                        864,000      1,889,000
                                                                  ----------------------------
Cash Flows From Investing Activities
 Purchases of securities available for sale                            (300,000)   (15,999,000)
 Sale (purchase) of FHLB stock                                          (76,000)       554,000
 Proceeds from maturities and recalls of securities available
   for sale                                                             781,000     15,734,000
 Proceeds from sale of securities available for sale                  1,468,000
 Principal collected on securities held to maturity                     747,000      2,420,000
 Loan originations and principal payments on loans, net              (8,821,000)    (5,841,000)
 Purchase of office properties and equipment                            (53,000)      (170,000)
 Increase in real estate held for investment                           (210,000)      (321,000)
 Proceeds from sale of real estate held for investment                   80,000
 Draw by minority interest in LLP                                       (46,000)
                                                                  ----------------------------
       Net cash used in investing activities                         (6,430,000)    (3,623,000)
                                                                  ----------------------------

(Continued)

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY

Six Months Ended June 30, 2000 and 1999


                                                                         2000         1999
---------------------------------------------------------------------------------------------
                                                                           (Unaudited)
Cash Flows from Financing Activities
 Net increase (decrease) in deposits                                $   768,000   $(2,394,000)
 Net increase in advance payments by borrowers for taxes
   and insurance                                                        267,000       200,000
 Principal payment received on ESOP note                                105,000       117,000
 Proceeds from FHLB advances                                          6,000,000
 Dividends paid to stockholders                                        (592,000)     (686,000)
 Retirement of stock purchased                                       (1,585,000)   (3,082,000)
                                                                  ---------------------------
       Net cash provided by (used in) financing activities            4,963,000    (5,845,000)
                                                                  ---------------------------
       Net decrease in cash and cash equivalents                       (603,000)   (7,579,000)
Cash and cash equivalents:
 Beginning                                                            9,533,000    26,081,000
                                                                  ---------------------------
 Ending                                                             $ 8,930,000   $18,502,000
                                                                  ===========================

Supplemental Disclosures of Cash Flow Information
 Cash and cash equivalents:
   Noninterest-bearing                                              $ 3,818,000   $ 2,506,000
   Interest-bearing                                                   2,482,000    15,176,000
   Federal funds sold                                                 2,630,000       820,000
                                                                  ---------------------------
                                                                    $ 8,930,000   $18,502,000
                                                                  ===========================

Supplemental Disclosures of Noncash Transactions
 Net change in unrealized gain (loss) on securities available for
   sale, net of deferred taxes                                      $   110,000   $  (338,000)
 Transfer from loans receivable to real estate acquired in
   settlement of loans                                                        -        19,000

See Notes to Consolidated Financial Statements.

SOUTH STREET FINANCIAL CORP. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Note 1.  Nature of Business

South Street Financial Corp., a North Carolina corporation (the "Company") is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company serves as a holding company for Home Savings Bank of Albemarle, Inc., S.S.B. (the "Bank"). The Company's office is located at 155 West South Street, Albemarle, North Carolina. The Company's activities consist of managing its investment portfolio, holding the indebtedness outstanding from the Home Savings Bank of Albemarle, Inc., SSB Employee Stock Ownership Plan (the "ESOP") and owning the Bank. The Company's principal sources of income are earnings on its investments and interest payments received from the ESOP with respect to the ESOP loan. In addition, the Company will receive any dividends, which are declared and paid by the Bank on its capital stock.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2000.

The accounting policies of the Company followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1999 Annual Report to the Stockholders.

Note 3.  Earnings Per Share

The Company's basic earnings per share for the three and six month periods ended June 30, 2000 and 1999 are based on net income earned divided by the weighted average number of shares outstanding from the beginning of the period to the end
of the period.   Diluted earnings per share is adjusted for the conversion, exercise or issuance of all potential common stock instruments, if they have a dilutive effect. For purposes of this computation, the number of shares of common stock purchased by the ESOP which have not been allocated to participant accounts are not assumed to be outstanding.

Note 4.  Dividends Declared

On June 19, 2000, the Company's Board of Directors declared a dividend of $.10 a share for shareholders of record as of June 30, 2000 and payable on July 18, 2000. In addition, on June 19, 2000, the Board of Directors of the Bank declared an upstream dividend of $200,000 to the Company.

Note 5.  Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank total $14,000,000 at June 30, 2000. The advances bear interest at rates ranging from 6.30% to 6.83% and are due at varying dates from August 24, 2000 to December 26, 2000.

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

The MRP reserved for issuance 179,860 shares of common stock to all officers, directors, and employees. The Bank issued shares to fund the MRP in October of 1997. The restricted common stock under the MRP vests at the rate of 25% annually beginning at the date of grant.

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

Comparison of Financial Condition at June 30, 2000 and December 31, 1999:

Total assets increased by $6.0 million or 3.3%, to $191.7 million at June 30, 2000 from $185.7 million at December 31, 1999. The increase is primarily due to growth of the loan portfolio, funded by an increase in deposits and outside borrowings.

Net loans receivable increased by $8.9 million or 6.7% to $142.7 million at June 30, 2000 from $133.8 million at December 31, 1999. Investment securities held to maturity decreased $701,000 or 7.3%, to $8.8 million at June 30, 2000 from $9.6 million at December 31, 1999. Additionally, investment securities classified as available for sale decreased $1.9 million or 6.5%, to $26.5 million at June 30, 2000 from $28.4 million at December 31, 1999. The Bank borrowed an additional $6.0 million from the Federal Home Loan Bank to fund loan growth during the six months ended June 30, 2000. The Bank has guaranteed the repayment of the ESOP's note payable to the Company, which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company.
The Company's note receivable from the ESOP totals $3.3 million at June 30, 2000, and is reported as a reduction of stockholders' equity. Retained earnings decreased by $253,000 to $19.7 million at June 30, 2000, which is attributable to the Company's dividends accrued for the six months ended June 30, 2000 in the amount of $592,000, offset by $339,000 of net income. Additional paid-in capital, deferred MRP and unearned compensation decreased by $1.2 million to $8.8 million at June 30, 2000 from $10.0 million at December 31, 1999. The decrease was primarily attributable to the repurchase of 228,200 shares of outstanding common stock in the amount of $1.6 million.

As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies. At June 30, 2000 the Company's stockholders' equity amounted to $24.7 million, or 12.9% of total assets and exceeds all regulatory capital requirements.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more was $143,000 and $331,000 at June 30, 2000 and December 31, 1999,
respectively. During the six month periods ended June 30, 2000 and 1999, the Bank's level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding, and the Bank's charge-offs of loans was minimal. Based on their analysis, management determined that no loan loss provisions were necessary during the six months ended June 30, 2000 and 1999.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2000 and 1999:

General. Net income for the three month and six month periods ended June 30, 2000 was $214,000 and $339,000, respectively or $154,000 and $246,000 more than the $60,000 and $93,000 earned during the same period in 1999. As discussed below, the increase in net income was primarily attributable to a increase in net interest income caused by a higher level of interest-earning assets.

Interest income. Interest income increased by $348,000 from $3.1 million for the three months ended June 30, 1999 to $3.4 million for the three months ended June 30, 2000. Total interest income increased by $509,000 from $6.2 million for the six months ended June 30, 1999 to $6.7 million for the six months ended June 30, 2000. These increases were attributable to the increase in both volume and interest rates earned on loans receivable.

Interest expense. Interest expense on deposits and borrowed funds increased by $179,000 from $1.7 million for the three months ended June 30, 1999 to $1.9 million for the three months ended June 30, 2000. Interest expense on deposits and borrowed funds increased by $272,000 from $3.5 million for the six months ended June 30, 1999 to $3.7 million for the six months ended June 30, 2000. The increase is primarily due to an increase in the total amount of short-term borrowings in 2000 compared to 1999.

Net interest income. Net interest income increased by $169,000 from $1.3 million for the three months ended June 30, 1999 to $1.5 million for the three months ended June 30, 2000. Net interest income increased by $237,000 from $2.7 million for the six months ended June 30, 1999 to $3.0 million for the six months ended June 30, 2000. This increase resulted from the factors discussed above.

Provision for loan losses. There were no provisions for loan losses charged to income during the six months ended June 30, 2000 and 1999. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible.

Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Bank's loan charge-offs during the six month periods ended June 30, 2000 and 1999 were minimal.

At June 30, 2000, the Bank's level of general valuation allowances for loan losses amounted to $429,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest income. Noninterest income was $37,000 and $28,000 for the three month periods ended June 30, 2000 and 1999, respectively, and $18,000 and $60,000 for the six month periods ended June 30, 2000 and 1999, respectively. During 2000, the Company realized a gain of $28,000 from the sale of real estate held for investment and a net loss of $84,000 from the sale of investment securities.

Noninterest expense. Noninterest expense remained stable between the three month periods ended June 30, 2000 and 1999, and decreased by $158,000 from $2.6 million for the six month period ended June 30, 1999 to $2.4 million for the six month period ended June 30, 2000. The decrease is principally due to a reduction in compensation expense.

As a part of the Bank's conversion to stock form (the "Conversion"), the Bank established an ESOP that acquired a total of 359,720 shares of the stock offered in the Conversion with funds provided in the form of a loan from the Company. The loan is expected to be repaid over a fifteen-year period with funds provided by the Bank sufficient to amortize the debt. The ESOP purchased 168,488 additional shares with proceeds received from the return of capital dividend paid by the Company in 1998. The expense associated with the ESOP is reported in accordance with SOP 93-6, Employers' Accounting for Employee Stock Ownership Plans.

The MRP reserved for issuance up to 179,860 shares of common stock to all officers, directors and employees on the adoption date of October 15, 1997. The Bank issued shares to fund the MRP in October of 1997. The restricted common stock under the MRP vests at the rate of 25% annually. The expense recorded in the six months ended June 30, 2000 and 1999 represents six months accrual of the yearly 25% vesting amount.

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

During the six month period ended June 30, 2000, cash and cash equivalents, a significant source of liquidity, decreased by $603,000. This decrease is due to funding the increasing levels of loans receivable. Cash flow resulting from internal operating activities provided for an increase of $864,000 in cash during the six month period ended June 30, 2000. Financing activities provided an additional $5.0 million in cash, primarily from FHLB advances. Investing activities, primarily funding of loan originations offset by proceeds from the sale of investments provided for a decrease of $6.4 million.

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the NC Administrator of the Savings Institutions Division. The Bank's liquidity ratio at June 30, 2000, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders' equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Administrator at June 30, 2000.

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

Year 2000:

The Company is pleased to report that no significant Year 2000 difficulties have been encountered during the first six months of 2000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. One of the principal risks for the Bank is interest rate risk. One of the Bank's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. Historically, the Bank has been a mortgage lender so the loan portfolio continues to have a large number of mortgage loans with maturities that are considerably longer than for the deposits that fund those loans. Thus, an upward movement in the market rate of interest would result in the cost of deposits increasing at a faster rate than the rate on loans. The principal strategy of the Bank over the past several years has been to emphasize the investment of excess cash in short or intermediate term interest-earning assets and the solicitation of transaction deposits accounts which are less sensitive to changes in interest rates and can be repriced rapidly. The Company has not experienced any substantial changes in its portfolio risk during the six month period ended June 30, 2000. See disclosures in the Company's September 30, 1999 Annual Report and Form 10-K.

During 1998, the Bank formed a wholly owned subsidiary, South Street Development Corporation ("SSDC") with a $1.8 million cash investment. SSDC then invested $10,000 for a 50% interest in Park Ridge Associates, LLC ("Park Ridge"). An outside individual owns the other 50% interest in Park Ridge. In June of 1998, Park Ridge Associates acquired 25.6 acres of prime real estate located within the city limits of Albemarle, North Carolina. The joint venture was created to acquire and develop the property into a premier residential subdivision, consisting of 30 building lots. As of June 30, 2000, the development of the infrastructure is complete and some of the properties have been sold, resulting in a gain of $28,000 to the Company for the six months period then ended.

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

          Not applicable

 Item 5.  Other Information

          Not applicable

 Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit (27) Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      South Street Financial Corp.


     Dated _________________________  By:   /s/ Carl M. Hill
                                           ------------------
                                           Carl M. Hill
                                           Chief Executive Officer


     Dated __________________________ By:  /s/ Christopher F. Cranford
                                           ---------------------------
                                           Christopher F. Cranford
                                           Treasurer and Chief Financial Officer