Form 10-K
period 2000-12-31
SOUTH STREET FINANCIAL CORP
filed 2001-03-29
CIK 1014964

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                             -----------------

                         Commission file number 0-21083
                                                ----------


                          SOUTH STREET FINANCIAL CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                   North Carolina                        56-1973261
                  ----------------                      -----------
          (State or other jurisdiction of   (I.R.S. Employer Identification No.)
           incorporation or organization)

               155 West South Street
             Albemarle, North Carolina                      28001
            ---------------------------                    -------
      (Address of principal executive office)            (Zip Code)

        Registrant's telephone number, including area code (704) 982-9184
                                                           --------------

        Securities Registered Pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $20,199,375 common stock, no par value, based on the closing price of such common stock on March 20, 2001.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 3,137,767 shares of common stock, no par value, outstanding at March 20, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to stockholders of South Street Financial Corp. for the year ended December 31, 2000 ("2000 Annual Report"), are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders of South Street Financial Corp. to be held on May 21, 2001, are incorporated by reference into Part III.

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

         The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the savings bank holding company laws of North Carolina. The Company's office is located at 155 West South Street, Albemarle, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering which were retained at the holding company level, holding the indebtedness outstanding from the Home Savings Bank of Albemarle, Inc., SSB Employee Stock Ownership Plan (the "ESOP") and owning the Bank. The Company's principal sources of income are earnings on its investments and interest payments received from the ESOP with respect to the ESOP loan. In addition, the Company will receive any dividends which are declared and paid by the Bank on its capital stock.

         The Bank was originally chartered in 1911. It has been a member of the Federal Home Loan Bank ("FHLB") system since 1954 and its deposits are federally insured up to allowable limits.

         The Bank is engaged primarily in the business of attracting retail deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank makes mortgage loans secured by residential real property, including one-to-four family residential real estate loans, home equity line of credit loans and other subordinate lien loans, loans secured by improved nonresidential real property, loans secured by undeveloped real property, and construction loans. The Bank also makes a limited number of loans which are not secured by real property, such as loans secured by savings accounts. The Bank's primary source of revenue is interest income from its lending activities. The Bank's other major sources of revenue are interest and dividend income from investments and mortgage-backed securities, interest income from its interest-bearing deposit balances in other depository institutions and fee income from its lending and deposit activities. The major expenses of the Bank are interest on deposits and noninterest expenses such as compensation and fringe benefits, federal deposit insurance premiums, data processing expenses and branch occupancy and related expenses.

         In June 1998, Park Ridge Associates, L.L.C. ("Park Ridge"), a joint venture between the Bank's wholly- owned subsidiary, South Street Development Corporation, and a local real estate developer, acquired 25.6 acres of prime real estate located within the city limits of Albemarle, North Carolina, with the intention of developing the property into a premier residential subdivision. During 2000, the Bank purchased all of the developer's interest in property. As of December 31, 2000, eleven out of twenty-seven of the subdivision lots had been committed to buyers, and the rest of the property is currently being marketed. There can be no assurances that the Bank will be successful in recovering its investment in the venture due to the uncertainty inherent in the construction industry and in the real estate market.

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

         On December 28, 1999, the Company changed its fiscal year end from September 30 to December 31.

         At December 31, 2000, the Company had total assets of $198.3 million, net loans of $152.5 million, deposits of $155.0 million, investment securities of $37.8 million and stockholders' equity of $23.8 million. The Company repurchased 476,385 shares of common stock in 2000 resulting in a decrease in stockholders' equity of $3.1 million.

         At December 31, 2000, the Company and the Bank had a total of 41 employees, all of whom are full-time. Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be good.

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

         The Bank's loans and deposits are primarily generated from the areas where its offices are located. It does not solicit deposits and loans outside its primary market area and does not use brokers to obtain deposits. Approximately 82% of the Bank's deposits are at the Albemarle office. Stanly County is largely rural with a population of 54,000. Its economy is diversified among manufacturing, trade and services. Major area employers include Wiscassett Mills Company, Collins and Aikman Corporation, Michelin Aircraft Tire Company, Oakwood Homes and Alcoa Aluminum Company. Within the past five years several large manufacturing companies have closed operations in Stanly County, resulting in the loss of approximately 2,000 jobs. Over the past five years the local economy has weakened as a result of layoffs and plant closings by local employers. The North Carolina Department of Commerce has declared Stanly a "distressed county" entitling it to use state grants and tax credits to lure industry to the area. Population and household growth, and median and per capita income levels for Stanly County are generally lower than comparable levels for North Carolina and the nation, while unemployment levels are generally higher. Management regards the Stanly County market area as a low growth area in which there is significant competition among financial services providers for market share. Management believes that opportunities for future earnings growth in the Bank's primary market area are limited in light of these factors.

Lending Activities

         General. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes loans secured by improved nonresidential real estate, construction loans, loans secured by undeveloped real estate and savings account loans. Approximately 98% of the Bank's loan portfolio is secured by real estate. As of December 31, 2000, all of the loans in the Bank's real estate loan portfolio were secured by properties in North Carolina. On December 31, 2000, the Bank's largest single outstanding loan had a balance of approximately $2,855,000. This loan was performing in accordance with its original terms. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services.

         Loan Portfolio Composition. The Bank's net loan portfolio totaled approximately $152.5 million at December 31, 2000 representing 76.9% of the Company's total assets at such date. At December 31, 2000, 76.3% of the Bank's net loan portfolio was composed of one-to-four family residential mortgage loans. Home equity loans, all of which have adjustable rates, represented 2.8% of the Bank's net loan portfolio, and nonresidential real estate loans represented 16.2% of the Bank's net loan portfolio on such date.

         The Bank no longer originates adjustable rate mortgage loans, excluding home equity loans, but continues to hold a small number of adjustable rate loans in its portfolio. As of December 31, 2000, fewer than 1% of the loans in the Bank's loan portfolio, excluding home equity loans, had adjustable interest rates.

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


                                                                   Year Ended:
                                                       --------------------------------------
                                                December 31,      September 30,      September 30,
                                                   2000               1999               1998
                                                  ------             ------             -----
                                                                  (In Thousands)
Loans receivable, net,
   beginning of period                           $ 133,785          $ 110,550          $ 111,990
                                                  --------           --------           --------
Loan originations:
   Residential 1-4 family                           12,402             26,604             16,309
   Nonresidential real estate                         ---                 513              1,303
   Residential construction                          8,877             11,949              2,963
   Line of credit                                    6,048              1,247              1,641
   Commercial                                        8,941              5,739                ---
   Consumer                                          4,891              1,213                343
                                                  --------           --------           --------
     Total loan originations                        41,159             47,265             22,559
Principal repayments                               (24,632)           (27,948)           (27,123)
Other changes, net(1)                                2,202             (4,374)             3,124
                                                  --------           --------           --------
Increase (decrease) in loans receivable             18,729             14,943            ( 1,440)
                                                  --------           --------           --------
Loans receivable, net, end of period             $ 152,514          $ 125,493          $ 110,550
                                                  ========           ========           ========

------------------------------

(1) Includes changes in deferred loan fees, allowance for loan losses and undisbursed portion of construction loans.

         Residential Real Estate Lending. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed-rate mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in Stanly County, North Carolina and in contiguous counties. On December 31, 2000, approximately 75.7% of the Bank's total net real estate loan portfolio consisted of one-to-four family residential real estate loans. These include both loans secured by detached single- family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loans, 0.8% had adjustable interest rates.

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

         Residential Multifamily. At December 31, 2000, the Bank had approximately $566,000 in outstanding loans secured by multifamily residential real estate, comprising approximately 0.37% of its net loan portfolio as of that date. Substantially all of the Bank's loans secured by multifamily residential real estate have fixed rates. Such loans are typically made to a maximum of 80% of the lesser of the purchase price or appraised value of the property for a maximum term of 20 years. All such loans are personally guaranteed by individuals.

         Nonresidential Real Estate Lending. On December 31, 2000, the Bank had $24.7 million in outstanding loans secured by nonresidential real estate, including undeveloped land, comprising approximately 16.2% of its net loan portfolio as of that date. This portfolio has increased significantly due to the Bank's additional efforts in the commercial real estate area. Most of these loans are secured by office, retail, other commercial real estate, as well as church properties. Loans secured by undeveloped land generally do not exceed 65% of the appraised value of the real estate securing the loans; loans secured by commercial real estate generally do not exceed 80% of the appraised value of the real estate securing the loans. Loans secured by commercial real estate and undeveloped land generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. As of December 31, 2000, the largest nonresidential real estate loan in the Bank's loan portfolio totaled $809,000. This loan was performing in accordance with the original loan contract.

         Home Equity Lines of Credit. At December 31, 2000, the Bank had approximately $4.3 million in home equity line of credit loans, representing approximately 2.8% of its net loan portfolio. These loans are often originated at the time of the closing of a one-to-four family residential real estate loan secured by the same property. The Bank's home equity lines of credit have adjustable interest rates tied to prime interest rates plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security. Because home equity loans involve revolving lines of credit which can be drawn over a period of time, the Bank faces risks associated with changes in the borrower's financial condition. Because home equity loans have adjustable interest rates with no rate caps (other than usury limitations), increased delinquencies could occur if interest rate increases occur and borrowers are unable to satisfy higher payment requirements. The Bank intends to continue to emphasize its home equity program. The presence of home equity loans in the Bank's portfolio allows the institution to manage the interest sensitivity of its assets and liabilities because home equity lines of credit have adjustable rates which are subject to change monthly and without any significant rate caps.

         Construction Lending. The Bank makes construction loans primarily for the construction of single- family dwellings. The aggregate outstanding balance of such loans on December 31, 2000 was approximately $7.9 million, representing approximately 5.2% of the Bank's net loan portfolio. Most of these loans were made to persons who are constructing properties for the purpose of occupying them. Loans made to individual property owners are "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed rates having terms similar to other one-to-four family residential loans. Construction loans to persons who intend to occupy the finished premises generally have a maximum loan-to-value ratio of 90%.

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

         Consumer Loans. In addition to the loans described above, the Bank provides overdraft lines of credit in amounts of up to $2,000. Payments are required in amounts of 5% of the outstanding balance or $10, whichever is greater. In addition, the Bank offers loans secured by savings accounts, automobile loans and other secured and unsecured consumer loans. As of December 31, 2000, the Bank had approximately $3.7 million in consumer loans outstanding, representing approximately 2.4% of its net loan portfolio.

         In December 1998, the Bank started a new consumer and commercial loan department and began offering a full range of consumer and commercial products and services. To oversee the new department, the Bank hired a commercial banker with over 21 years of experience in the local market. The Bank hired another loan officer in August 1999 to assist in the growth of this line of service. Management of the Bank believes that introducing consumer and commercial lending to the Bank's existing line of products and services will enhance the Bank's net interest margin while reducing the Bank's overall exposure to interest rate risk. Management also feels that the addition of these products will help the Bank grow while creating stronger ties to its existing customer base. As of December 31, 2000, commercial loans, which are classified as nonresidential real estate loans, totaled approximately $17.0 million, representing approximately 11.1% of the Bank's net loan portfolio.

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

         Normally, upon approval of a residential mortgage loan application, the Bank gives a commitment to the applicant that it will make the approved loan at a stipulated rate any time within a 30-day period. The loan is typically funded at such rate of interest and on other terms which are based on market conditions existing as of the date of the commitment. As of December 31, 2000, the Bank had $7.3 million in such unfunded mortgage loan commitments. In addition, on such date the Bank had $4.4 million in unfunded commitments for unused lines of credit and letters of credit.

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

         Nonperforming Assets and Asset Classification. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. Delinquencies on all loans are reviewed monthly by the Board of Directors. The normal procedure followed by the Bank once a loan is classified as delinquent is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status, and late charges are assessed as allowed by law. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2000, the Bank had one piece of single-family property classified as real estate owned. The property was recorded on the Bank's books at $18,000, the unpaid principal balance of loans secured by such property. The appraised value of the property exceeded its principal balance. Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of cost or fair value minus costs to sell. Revenue and expenses from holding the properties and additions to the valuation allowance are included in operations.

         The Bank continues to accrue interest on loans delinquent 90 days or more. However, these loans are effectively placed on nonaccrual status as all such interest income is reversed by the establishment of a reserve for uncollected interest. Loans are returned to earning status when management determines, based upon an evaluation of the underlying collateral, together with the borrower's payment record and financial condition, that the borrower has the capability and intent to meet the contractual obligations of the loan agreement. Interest on loans placed on nonperforming status is charged off when management determines it is not collectible. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until the loan is returned to performing status. For the fiscal year ended December 31, 2000, interest income that would have been recorded net of interest income actually recognized on nonperforming loans under the original terms of such loans was $20,000.

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

         An asset is considered "substandard" if not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted.

         As of December 31, 2000, the Bank had approximately $177,000 of loans internally classified as "substandard," and no loans classified as "doubtful" or "loss." The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered "special mention" assets and do not yet warrant adverse classification. At December 31, 2000, the Bank had approximately $291,000 of loans in the "special mention" category.

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

         The following table sets forth at December 31, 2000, the Bank's aggregate carrying value of the assets classified as substandard, doubtful, loss or "special mention":




                                   Special Mention List        Substandard               Doubtful                    Loss
                                  ----------------------      -------------             ----------                   ----
                                   Number    Amount        Number         Amount    Number      Amount        Number       Amount
                                   ------    ------        ------         ------    ------      ------        ------       ------
                                                  (Dollars in Thousands)
Real estate loans:
   Residential 1-4 family             13     $  291            5         $  123        --       $    --            --     $     --
   Residential real estate             -         --           --              -        --            --            --           --
   Nonresidential real estate         --         --           --             --        --            --            --           --
   Residential construction           --         --           --             --        --            --            --           --
   Land                               --         --            -              -        --            --            --           --
   Line of credit                                              2             45        --            --            --           --
                                    ----      -----        -----          -----     -----        ------     ---------       ------
      Total real estate loans         13        291            7            168        --            --            --           --
                                    ----      -----        -----          -----     -----        ------     ---------       ------
Consumer loans:
   Share                              --         --            -             --        --            --            --           --
   Credit reserve                     --         --            8              9        --            --            --           --
                                    ----      -----        -----          -----     -----        ------     ---------       ------
      Total consumer loans            --         --            8              9        --            --            --           --
                                    ----      -----        -----          -----     -----        ------     ---------       ------
Total                                 13     $  291           15         $  177        --       $    --            --      $     -
                                    ====      =====        =====          =====     =====        ======     =========       ======



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

         Management continues to actively monitor the Bank's asset quality, to charge off loans against the allowance for loan losses when appropriate and to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations. During the fiscal year ended December 31, 2000, the Bank maintained its level of allowance for loan losses which management believes is adequate based on the risks inherent in the loan portfolio.

         For information on loans receivable, see Note 3 of "Notes to Consolidated Financial Statements" in the 2000 Annual Report.

Investment Securities

         Interest and dividend income from investment securities generally provides the second largest source of income to the Company after interest on loans. In addition, the Company receives interest income from deposits in other financial institutions. On December 31, 2000, the carrying value of the Company's investment securities portfolio totaled approximately $37.8 million and consisted of interest-bearing deposits, federal funds sold, U.S. government and agency securities, mortgage-backed securities, and stock in the FHLB of Atlanta. The investment securities portfolio includes interest-bearing deposits and federal funds sold of $4.5 million at December 31, 2000. The mortgage-backed securities consist of mortgage-backed securities issued by the GNMA, FNMA and FHLMC.

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

         Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities" addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with net unrealized gains and losses included in earnings; and (3) debt securities not classified as either held-to-maturity or trading securities and equity securities not classified as trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. The Company has no trading securities. See Note 2 of "Notes to Consolidated Financial Statements" in the 2000 Annual Report.

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

         As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of December 31, 2000, the Bank's investment in stock of the FHLB of Atlanta was $1.2 million.

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

         See Note 2 of "Notes to Consolidated Financial Statements" in the 2000 Annual Report for further information on investment securities.

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

         Deposits. On December 31, 2000, December 31, 1999, and September 30, 1999, the Bank's deposits totaled approximately $155.0 million, $148.3 million, and $144.3 million, respectively.

         The following table sets forth information relating to the Bank's deposit flows during the periods shown and total deposits at the end of the periods shown.




                               At and for the
                                Year Ended
                                December 31               At or For the Year Ended September 30,
                                -----------         ------------------------------------------------
                                    2000          1999            1998              1997           1996
                                    ----          ----            ----              ----           ----
                                                                       (In Thousands)
Total deposits at                 $148,314      $148,444       $ 141,755          $146,398      $137,647
beginning of period
Net increase (decrease)               (648)      (11,116)           (614)          (11,998)          976
before interest credited
Interest credited                    7,369         6,944           7,303             7,355         7,775
                                  --------      --------       ---------          --------      --------
Total deposits at end of
period                            $155,035      $144,272       $ 148,444          $141,755      $146,398
                                  ========      ========       =========          ========      ========


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

         Borrowings. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. The Bank had $16.0 million in outstanding borrowings from the FHLB of Atlanta at December 31, 2000.

         See Notes 7 and 8 of "Notes to Consolidated Financial Statements" in the 2000 Annual Report for further information on deposits and borrowings.

Subsidiaries

         The Company has no subsidiaries other than the Bank. The Bank has a wholly-owned subsidiary, South Street Development Corp. ("SSDC"), which is a 100% owner of a premier residential subdivision. In June 1998, SSDC and Park Ridge Associates, L.L.C. ("Park Ridge") acquired 25.6 acres of prime real estate located within the city limits of Albemarle, North Carolina. Park Ridge acquired the real estate to develop it into a residential subdivision. The upscale subdivision consists of 30 building lots of which 3 have been retained by the sellers and 11 have been committed to buyers. The project now has been completed, and is being marketed. The Bank has recognized $288,000 in gains on the sale of real estate since the inception of the project. There can be no assurances that the Bank will be successful in recovering its investment in the joint venture, due to the uncertainty inherent in the construction industry and in the real estate market.

Competition

         The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank also has faced significant competition for investors' funds from short-term money market securities and other corporate and government securities. At December 31, 2000, there were at least 7 other commercial banks, credit unions and mortgage companies as well as numerous other financial services providers located in the Bank's market area. At December 31, 2000, the Bank had a deposit market share of approximately 25% in Stanly County. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Federal Income Taxation

         Savings institutions such as the Bank are subject to the taxing provisions of the Internal Revenue Code, for corporations, as modified by certain provisions specifically applicable for financial or thrift institutions. Income is reported using the accrual method of accounting. The maximum corporate federal income tax rate is 35%.

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

         Institutions which became ineligible to use the percentage of income method had to change to either the reserve method or the specific charge-off method that applied to banks. Large thrift institutions, those generally exceeding $500 million in assets, had to convert to the specific charge-off method. In computing its bad debt reserve for federal income taxes, the Bank used the reserve method in fiscal years 2000, 1999 and 1998.

         Bad debt reserve balances in excess of the balance computed under the experience method or amounts maintained in a supplemental reserve built up prior to 1962 ("excess bad debt reserve") require inclusion in taxable income upon certain distributions to its stockholders. Distributions in redemption or liquidation of stock or distributions with respect to its stock in excess of earnings and profits accumulated in years beginning after December 31, 1951, are treated as a distribution from the excess bad debt reserve. When such a distribution takes place and it is treated as from the excess bad debt reserve, the thrift is required to reduce its reserve by such amount and simultaneously recognize the amount as an item of taxable income increased by the amount of income tax imposed on the inclusion. Dividends not in excess of earnings and profits accumulated since December 31, 1951 will not require inclusion of part or all of the bad debt reserve in taxable income. The Bank has accumulated earnings and profits since December 31, 1951 and has an excess in its bad debt reserve. Distributions in excess of current and accumulated earnings and profits will increase taxable income. Retained earnings at December 31, 2000 includes approximately $2.9 million for which no provision for federal income tax has been made. See Note 11 to "Notes to Consolidated Financial Statements" in the 2000 Annual Report.

         Legislation passed by the U.S. Congress and signed by the President in August 1996 contains a provision that repeals the percentage of taxable income method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995. The legislation will trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. At December 31, 2000, the Bank's post-1987 excess reserves amounted to approximately $638,000. A special provision suspended recapture of post-1987 excess reserves for two years because, during those years, the institution satisfied a "residential loan requirement." This requirement was met because the principal amount of the institution's residential loans exceeded the base year amount, which was measured by the average of the institution's residential loans during the six taxable years ending before January 1, 1996. During the year ended December 31, 2000, the Bank recaptured $171,000 of the excess reserve.

         The Bank may also be subject to the corporate alternative minimum tax ("AMT"). This tax is applicable only to the extent it exceeds the regular corporate income tax. The AMT is imposed at the rate of 20% of the corporation's alternative minimum taxable income ("AMTI") subject to applicable statutory exemptions. AMTI is calculated by adding certain tax preference items and making certain adjustments to the corporation's regular taxable income. Preference items and adjustments generally applicable to financial institutions include, but are not limited to, the following: (i) the excess of the bad debt deduction over the amount that would have been allowable on the basis of actual experience; (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) 75% of the excess, if any, of a corporation's adjusted earnings and profits over its AMTI (as otherwise determined with certain adjustments). Net operating loss carryovers, subject to certain adjustments, may be used to offset up to 90% of the AMTI. Credit for AMT paid may be available in future years to reduce future regular federal income tax liability. The Bank has not been subject to the AMT in recent years.

         The Bank's federal income tax returns have not been audited in over 13 years.

State Taxation

         Under North Carolina law, the corporate income tax for the year 2000 is 6.90% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institutions (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or
(iii) appraised valuation of property in North Carolina.

         The North Carolina corporate tax rate will remain at 6.90% after 2000.

                           SUPERVISION AND REGULATION

         The following is a summary of certain statutes and regulations applicable to the Company and the Bank, but is not intended to be exhaustive and is qualified in its entirety by reference to all particular statutory or regulatory provisions.

         The business of bank holding companies and state savings banks are subject to extensive regulation and supervision under both federal and state law.

Regulation of the Company

         General. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the Conversion. As a savings bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), the Company is subject to certain regulations of the Federal Reserve. Under the BHCA, a bank holding company such as the Company, which does not qualify as a financial holding company under the GLB Act (as hereinafter defined), is prohibited from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA also prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

         Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA does not place territorial restrictions on the activities of such non-banking related activities.

         Similarly, Federal Reserve approval (or, in certain cases, non-objection) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person owns, controls, or has the power to vote 25% or more of any class of voting stock of the holding company or controls in any manner the election of a majority of the directors of the holding company. Control is presumed to exist if a person owns, controls, or has the power to vote more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that has become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary to bring the institution into compliance with all acceptable capital standards as of the time the institution initially fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended, require insured depository institutions under common control to reimburse the FDIC for any loss suffered by either the Savings Association Insurance Fund (the "SAIF") or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or any affiliate but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         As a result of the Company's ownership of the Bank, the Company will be registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Administrator.

         Financial Services Modernization Legislation. The Gramm-Leach-Bliley Act (the "Act" or the "GLB Act") was signed into law on November 12, 1999 to remove barriers separating banking, securities and insurance firms and to make other reforms. Certain provisions of the Act were effective immediately upon signing; other provisions generally took effect between 120 days and 18 months following enactment.

                  Financial Affiliations. Title I of the Act facilitates affiliations among banks, securities firms and insurance companies. Financial organizations may structure new financial affiliations through a holding company structure, or a financial subsidiary (with limitations on activities and appropriate safeguards). A bank holding company may now qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a "satisfactory" rating on their last Community Reinvestment Act ("CRA") examination. A bank holding company which does not qualify as a financial holding company under the Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve Board had recognized as permissible for a bank holding company prior to the date of enactment of the Act. See "Regulation of the Company--General," for a discussion of the traditional types of permissible activities for a bank holding company.

                  National banks remain limited in the scope of activities they may exercise directly within the bank, but an eligible national bank may have a financial subsidiary that exercises many of the expanded financial services authorized for a financial holding company. A national bank cannot engage in merchant banking either directly or through a subsidiary, but a financial holding company is authorized to have an affiliate company that engages in merchant banking.

                  Subject to approval by the appropriate state banking regulatory authority and upon meeting certain eligibility criteria, state banks may have financial subsidiaries that can engage in activities permitted for financial subsidiaries of national banks.

                  Functional Regulation. The Act designates the Federal Reserve as the overall umbrella supervisor of the new financial services holding companies. The Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution. Under this principle, securities activities are regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator.

                  Insurance. The Act reaffirms that states are the regulators for insurance activities of all persons, including acting as the functional regulator for the insurance activities of federally-chartered banks. However, states may not prevent depository institutions and their affiliates from conducting insurance activities.

                  Privacy. The Act imposes restrictions on the ability of financial services firms such as the Company and the Bank to share customer information with non-affiliated third parties. The Act: 1) requires financial services firms to establish privacy policies and disclose them annually to customers, explaining how nonpublic personal information is shared with affiliates and third parties; 2) currently requires regulatory agencies to have standards for sharing customer information; 3) permits customers to prohibit ("opt-out") of the disclosure of personal information to non-affiliated third parties; 4) prohibits the sharing of customer information with marketers of credit card and other account numbers; and, 5) prohibits "pretext" calling. The privacy provisions, however, do allow a community bank to share information with third parties that sell financial products, such as insurance companies or securities firms. The privacy provision became effective in November 2000, with full compliance required by July 1, 2001.

                  Additional Provisions. (1) The Act reforms the Federal Home Loan Bank System to provide small banks with greater access to funds for making loans to small business and small farmers. (2) The Act obligates operators of automated teller machines ("ATMs") to provide notices to customers regarding surcharge practices. (3) The Act provides that financial institutions with less than $250 million in assets will normally be examined for compliance with the Community Reinvestment Act ("CRA") only once every five years if they maintain an "outstanding" rating and once every four years they if have a "satisfactory" rating. CRA agreements between financial institutions and community groups must be disclosed and reported to the public.

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

         Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

         Repurchase Limitations. Federal regulations require that the Company must obtain Federal Reserve approval in order to use more than 10% of its net worth to make stock repurchases during any 12 month period unless the Company
(i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

         Federal Securities Laws. The Company has registered its Common Stock with the SEC pursuant to Section 12(g) of the Exchange Act, and has not deregistered it. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

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

Regulation of the Bank

         General. The Bank is an insured North Carolina-chartered savings bank that is a member of the FHLB system. Its deposits are insured through the SAIF, and it is subject to supervision and examination by and the regulations and reporting requirements of the FDIC and the Administrator, which are its primary federal and state banking regulators respectively.

         As an insured institution, the Bank is prohibited from engaging as principal in any activity, or acquiring or retaining any equity investment of a type or in an amount, that is not permitted for national banks unless (i) the FDIC determines that the activity or investment would pose no significant risk to the SAIF, and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards. A savings bank generally is prohibited from investing more than 15% of its total assets in business, commercial, corporate and agricultural loans and from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as "junk bonds").

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

         In addition, the Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings).

         The FDIC and the Administrator have broad powers to enforce laws and regulations applicable to the Bank. Among others, these powers include the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and the conduct of unsafe and unsound practices.

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

         Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under
Section 22(h), loans to directors, executive officers and stockholders who, directly or indirectly, own more than 10% of any class of voting securities of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers or stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to
Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also imposes additional limits on amounts a savings bank can loan to an executive officer or director.

         FDIC Insurance Assessments. The Bank is also subject to insurance assessments imposed by the FDIC. The FDIC currently uses a risk-based assessment system that takes into account the risks attributable to different categories and concentrations of assets and liabilities for purposes of calculating deposit insurance assessments payable by insured depository institutions. The risk-based assessment system categorizes institutions as "well capitalized," "adequately capitalized" or "undercapitalized." These three categories are substantially similar to the prompt corrective action categories (see "-Prompt Corrective Action"), with the "undercapitalized" category including institutions that are "undercapitalized," "significantly undercapitalized" and "critically undercapitalized" for prompt corrective action purposes. Institutions also are assigned by the FDIC to one of three supervisory subgroups within each capital group. The particular supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal banking regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. An institution's insurance assessment rate then is determined based on the capital category and supervisory subgroup to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates (ranging from zero to 31 basis points) are applied. The Bank's federal deposit insurance premium expense was $31,000, $87,000, and $89,000 for the years ended December 31, 2000, September 30, 1999, and September 30, 1998, respectively. In addition, the bank pays premiums assessed against all banks based on their deposit levels to service debt on bonds issued to recapitalize the deposit insurance funds.

         Under the FDIA, an institution's deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         Based on the current financial condition and capital levels of the Bank, the Bank does not expect that FDIC insurance assessments will have a material impact on the Bank's future earnings.

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA") as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a "satisfactory" rating in its last CRA examination which was conducted on October 5, 1999. For further discussion regarding the CRA, see "-Financial Services Modernization Legislation."

         Net Worth and Capital Adequacy Requirements Applicable to the Bank. The Bank is required to comply with the capital adequacy standards established by state and federal laws and regulations. The Administrator requires that savings banks maintain net worth not less than 5% of its total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. The Bank complied with the Administrator's net worth requirements as of December 31, 2000.

         In addition, the FDIC has promulgated risk-based capital and leverage capital guidelines for determining the adequacy of a bank's capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC's requirements. Under the FDIC's risk-based capital measure, the minimum ratio ("Total Risk-Based Capital Ratio") of a bank's total capital to its risk-weighted assets (including certain off-balance- sheet items, such as standby letters of credit) is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non- cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities ("Tier 2 Capital"). At December 31, 2000, the Bank's Total Risk-Based Capital Ratio and its ratio of Tier 1 Capital to risk-weighted assets ("Tier 1 Risk-Based Capital Ratio") were 21.55% and 21.14%, respectively, which were well above the FDIC's minimum risk-based capital guidelines.

         Under the FDIC's leverage capital measure, the minimum ratio (the "Leverage Capital Ratio") of Tier 1 Capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC's guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank's "Tangible Leverage Ratio" (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2000, the Bank's Leverage Capital Ratio was 11.34% which was well above the FDIC's minimum leverage capital guidelines.

         Failure to meet the FDIC's capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "- Prompt Corrective Action." The FDIC also considers interest rate risk (arising when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance- sheet position) in the evaluation of a bank's capital adequacy. Banks with excessive interest rate risk exposure may be required to maintain higher levels of capital to protect them against that exposure.

         Loans-To-One-Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made pursuant to this authority does not exceed 150% of the savings bank's net worth. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of the savings bank's net worth.

         As of December 31, 2000, the largest aggregate amount of loans which the Bank had to any one borrower was $3,664,000. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

         Limits on Rates Paid on Deposits and Brokered Deposits. Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll-over such deposits without restriction, "adequately capitalized" depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below. See "-Prompt Corrective Action." As of December 31, 2000, the Bank was considered "well capitalized," and, thus, was not subject to the limitations on rates payable on its deposits.

         Only "well capitalized" depository institutions may accept, renew or roll-over brokered deposits without prior regulatory approval. "Adequately capitalized" banks and savings banks may accept, renew or roll-over brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks and savings banks may not accept, renew or roll-over brokered deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions discussed below.
See "-Prompt Corrective Action."

         Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2000, the Bank was in compliance with this requirement.

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

         Reserve Requirements. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $5.0 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of transaction accounts between $5.0 million and $44.3 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $44.3 million. These percentages are subject to adjustment by the FRB. Because the

Bank's reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of the Bank's interest-earning assets. At December 31, 2000, the Bank met FDIC reserve requirements.

         Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or
(iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

         Liquidity. The Bank is subject to the liquidity requirements established by the Administrator. North Carolina law requires savings banks to maintain cash and readily marketable investments of not less that 10% of the savings bank's total assets. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 2000, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 10.37%.

         Prompt Corrective Action. Current federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the FDIC has established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized"). The FDIC is required to take certain mandatory supervisory actions and is authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of any action taken will depend upon the capital category in which an institution is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for an institution that is critically undercapitalized.

         Under the FDIC's rules implementing the prompt corrective action provisions, an insured, state-chartered savings bank that (i) has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater, and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is deemed to be "well capitalized." A savings bank with a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0%" or greater, is considered to be "adequately capitalized." A savings bank that has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0%, is considered to be "undercapitalized." A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0%, is considered to be "significantly undercapitalized," and a savings bank that has a ratio of tangible equity capital to assets equal to or less than 2.0% is deemed to be "critically undercapitalized." For purposes of these rules, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards (see "-Capital Adequacy"), plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with certain exceptions). A savings bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

         A savings bank that is categorized as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," is required to submit an acceptable capital restoration plan to the FDIC. An "undercapitalized" savings bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC is given authority with respect to any "undercapitalized" savings bank to take any of the actions it is required to or may take with respect to a "significantly undercapitalized" savings bank if it determines that those actions are necessary to carry out the purpose of the law.

         At December 31, 2000, the Bank had the requisite capital levels to qualify as "well capitalized."

         Interstate Banking. The Bank Holding Company Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law"), permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state. Acquisitions are subject to antitrust provisions that cap at 10% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control and generally cap at 30% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

         Subject to certain conditions and the states' right to opt out of certain provisions, the Interstate Banking Law also permits interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to accelerate the effective date for interstate mergers by adopting a law authorizing merger transactions prior to June 1, 1997, or it could "opt out" and thereby prohibit interstate branching by enacting legislation to that effect prior to that date. The Interstate Banking Law also permits banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, under certain conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

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

         The Company paid regular cash dividends totaling $0.40 per share during the year ended December 31, 2000.

         Other Federal and North Carolina Regulations. The federal banking agencies, including the FDIC, have developed joint regulations requiring disclosure of contingent assets and liabilities and, to the extent feasible and practicable, supplemental disclosure of the estimated fair market value of assets and liabilities. Additional joint regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state-chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards when such compensation would endanger the insured depository institution or would constitute an unsafe practice. The Bank does not believe that these regulations have had or will have a material adverse effect on its current operations.

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

         Future Requirements. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions are introduced regularly. Neither the Company nor the Bank can predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.



ITEM 2.          PROPERTIES

Properties

         The following table sets forth the location of the Bank's principal office in Albemarle, North Carolina and its full service branch office in Locust, North Carolina, as well as certain other information relating to these offices as of December 31, 2000. The Bank owns both the Albemarle and Locust offices. The Bank also owns two vacant lots which are adjacent to its Albemarle office and a lot in Oakboro, but has no plans for these lots at the present time.

                                         Net Book Value
         Address                           of Property              Deposits
         -------                          -------------            ---------
Albemarle:                                 $  642,000            $126,535,000
  155 West South Street
  Albemarle, North Carolina 28001

  Two (2) Vacant Lots                      $   26,000            $         --
  South Second Street
  Albemarle, North Carolina 28001

Locust:                                    $  215,000            $ 28,500,000
  406 West Main Street
  Locust, North Carolina 28097

Oakboro:                                   $  265,000            $         --
 Highway 205
 Oakboro, North Carolina 28129

Totals                                     $1,148,000            $155,035,000


         The Bank's management considers the property to be in good condition and is of the opinion that it is adequately covered by insurance. The total net book value of the Bank's furniture, fixtures and equipment on December 31, 2000 was $356,000. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2000, the Bank had recorded $18,000 for real estate acquired in settlement of loans.

ITEM 3.          LEGAL PROCEEDINGS

         On or about March 6, 2000, the Office of the United States Attorney for the Middle District of North Carolina filed an in rem civil forfeiture action against a piece of real property upon which the Bank has a security interest. On February 7, 2001, the Bank received a copy of the Verified Complaint of Forfeiture filed by the United States. On February 20, 2001, the Bank filed a Verified Claim as an "innocent owner" of the property within the meaning of 18 U.S.C. ss. 983(d). The Bank intends to pursue its interests in the subject property as an innocent mortgagee to the fullest extent possible under the law. The value of the security interest is approximately $26,000.

         In the opinion of management, neither the Company nor the Bank is involved in any other pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

         See the information under the section captioned "Common Stock Information" on page 66 in the

Company's 2000 Annual Report, which section is incorporated herein by reference. See "Item 1. DESCRIPTION OF BUSINESS--Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.          SELECTED FINANCIAL DATA

         The information required by this Item is set forth in the table captioned "Selected Consolidated Financial Data" on the inside cover of the Company's 2000 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The table below sets forth certain performance ratios for the Company for the periods indicated.



                                                     Year Ended                       Year Ended
                                                     December 31,                    September 30,
                                                     ------------      --------------------------------------------
                                                         2000          1999         1998          1997         1996
                                                         ----          ----         ----          ----         ----
Return on Average Assets (Net income divided
   by average total assets)                              0.39%         0.15%        0.35%         1.24%        0.30%
Return on Average Equity (Net income divided
   by average shareholders' equity                       2.94%         0.96%        1.89%         4.70%        2.45%
Average Equity to Average Assets Ratio
   (Average shareholders' equity divided by
   average total assets)                                13.12%        16.12%       18.43%        26.40%       12.23%
Interest Rate Spread for the Period                      2.39%         2.48%        1.97%         2.02%        2.52%
Average Interest-Earning Assets to Average
   Interest-Bearing Liabilities                        115.11%       118.68%      123.10%       136.08%      112.00%
Net Interest Margin                                      3.07%         3.24%        2.98%         3.46%        3.09%
Loan Loss Allowance to Nonperforming Assets
   at Period End                                        93.87%       222.23%      135.76%        81.25%       63.69%


         See also the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 4 through 18 in the Company's 2000 Annual Report which section is incorporated herein by reference.

ITEM 7A          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Pages 5 through 7 of the 2000 Annual Report are herein incorporated by reference.

         Interest Rate Risk Management

         The Company's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest- earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

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

         Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. First, the Company has structured the security portfolio to shorten the lives of its interest-earning assets. The Company's recent purchases of securities, including mortgage-backed securities have had short or medium terms to maturity. At December 31, 2000, the Company had securities totaling $37.8 million, of which $20.4 million have contractual maturities of five years or less. Mortgage-backed securities amortize and experience prepayments of principal; the Company has received average cash flows from principal paydowns, sales, maturities and calls of securities of $31.6 million annually over the past three fiscal years. The Company also controls interest rate risk reduction by emphasizing non-certificate depositor accounts. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At December 31, 2000, the Company had $20.6 million of regular savings accounts, and $13.3 million of money market, demand and NOW accounts, representing 21.8% of total depositor accounts.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and supplementary data set forth on pages 20 through 64 of the Company's 2000 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As of February 21, 2001, Dixon Odom PLLC was engaged as the Bank's new independent auditor. Prior to that time, McGladrey & Pullen, LLP ("M&P") served as the Bank's independent auditor. The decision to change independent auditors was made by the Company's Audit Committee after soliciting bids on the Company's auditing work from accounting firms and was approved by the Board of Directors. M&P's report on the Bank's financial statements for the fiscal years ended September 30, 1998, September 30, 1999 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or procedure which, if not resolved to the satisfaction of the auditor, would have caused it to make reference to the subject of such disagreement in connection with its reports. During its three most recent fiscal years, the Bank has not consulted Dixon Odom PLLC with regard to either (i) application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Bank's financial statements, or (ii) any matter that was either the subject of a disagreement or reportable event.

         The Board of Directors of the Bank has selected Dixon Odom PLLC as independent certified public accounts to audit the financial statements of the Bank for the fiscal year ending December 31, 2001. Such selection is being submitted to the Company's stockholders for ratification. The Company filed a Form 8-K on February 23, 2001 disclosing this change in the Company's independent auditors and filed a Form 8-K/A on March 6, 2001 with a letter from McGladrey & Pullen, LLP ("M&P") stating that M&P agrees with the statements in the Company's February 23, 2001 Form 8-K.

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

ITEM 11.         EXECUTIVE COMPENSATION

         The information required by this Item is set forth under the Proxy Statement sections captioned "Proposal - Election of Directors - Directors' Compensation" and " - Executive Compensation," which sections are incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the Proxy Statement section captioned "Security Ownership of Certain Beneficial Owners."

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There have been no reportable transactions during the two most recent fiscal years nor are any reportable transactions proposed as of the date of this Form 10-K. See also the Proxy Statement section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management," which section is incorporated herein by reference.

                                     PART IV



ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

14(a)1. Consolidated Financial Statements (contained in the Bank's 2000 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

                 (a)      Independent Auditor's Report

                 (b) Statements of Financial Condition as of December 31, 2000 and 1999 and September 30, 1999

                 (c) Statements of Income and Comprehensive Income for the Years Ended December 31, 2000, September 30, 1999 and 1998, and three months ended December 31, 1999

                 (d) Statements of Stockholders' Equity for the Years Ended December 31, 2000, three months ended December 31, 1999 and years ended September 30, 1999 and 1998

                 (e) Statements of Cash Flows for the Years Ended December 31, 2000, September 30, 1999 and 1998, and three months ended December 31, 1999

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

                  Exhibit (11)        Statement Regarding Computation of Per
                                      Share Earnings

                  Exhibit (12)        Statement Regarding Computation of Ratios

                  Exhibit (13)        Portions of the 2000 Annual Report to
                                      Security Holders

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

                                          SOUTH STREET FINANCIAL CORP.


Date:    March 22, 2001              By:   /s/ Carl M.  Hill
                                          -------------------------------------
                                          Carl M.  Hill
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                              Title                        Date
---------                              -----                        ----

/s/ Carl M. Hill              President, Chief Executive       March 22, 2001
---------------------------   Officer and Director
Carl M.  Hill

/s/ R. Ronald Swanner         Executive Vice President,        March 22, 2001
---------------------------   Secretary and Director
R.  Ronald Swanner

/s/ Christopher F. Cranford   Controller and Treasurer         March 22, 2001
---------------------------
Christopher F. Cranford

/s/ Caldwell A. Holbrook,     Director                         March 22, 2001
---------------------------
Caldwell A. Holbrook, Jr.

/s/ Joel A. Huneycutt         Director                         March 22, 2001
---------------------------
Joel A. Huneycutt

/s/ Douglas Dwight Stokes     Director                         March 22, 2001
---------------------------
Douglas Dwight Stokes

/s/ Greg E. Underwood         Director                         March 22, 2001
---------------------------
Greg E. Underwood

                                INDEX TO EXHIBITS



Exhibit No.                         Description
-----------                         -----------

Exhibit (11)         Statement Regarding Computation of Per Share Earnings

Exhibit (12)         Statement Regarding Computation of Ratios

Exhibit (13)         2000 Annual Report

Exhibit (23)         Consent of Independent Certified Public Accountants