Form 10QSB
period 2001-03-31
SOUTH STREET FINANCIAL CORP
filed 2001-05-14
CIK 1014964

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

         For the transition period ended
                                        --------------------------------------


                         Commission File Number 0-21083


                          SOUTH STREET FINANCIAL CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           NORTH CAROLINA                                     56-1973261
----------------------------------                  ----------------------------
   (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                       Identification Number)


                   155 WEST SOUTH STREET, ALBEMARLE, NC 28001
--------------------------------------------------------------------------------
                     (Address of principal executive office)


                                 (704) 982-9184
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

As of April 17, 2001, 3,132,767 shares of the issuer's common stock, no par value, were outstanding.

This report contains 11 pages.

                                                                                                     Page No.
Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition
             March 31, 2001 and December 31, 2000..................................................     3

             Consolidated Statements of Income and Comprehensive Income
             Three Months Ended March 31, 2001 and 2000............................................     4

             Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2001 and 2000............................................     5

             Notes to Consolidated Financial Statements............................................     6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.....     7

Part II. Other Information

             Item 6.  Exhibits and Reports on Form 8-K.............................................    10



Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements

                   South Street Financial Corp. and Subsidiary
                 Consolidated Statements of Financial Condition
-----------------------------------------------------------------------------------------------------
                                                                         March 31,
                                                                           2001          December 31,
ASSETS                                                                  (Unaudited)         2000*
                                                                       --------------   -------------
                                                                              (In Thousands)
Cash and cash equivalents:
   Noninterest-bearing deposits                                             $   3,296   $   2,978
   Interest-bearing deposits                                                   10,379       2,935
   Federal Funds sold                                                           1,810       1,570
Securities held to maturity                                                     6,545       6,762
Securities available for sale                                                  20,047      25,288
Federal Home Loan Bank stock                                                    1,348       1,229
Loans receivable, net                                                         154,321     152,514
Real estate acquired in settlement of loans                                        18          18
Real estate held for investment                                                 1,341       1,284
Accrued interest receivable                                                     1,128       1,088
Office properties and equipment, net                                            1,468       1,504
Prepaid expenses and other assets                                                 453       1,173
                                                                            ---------   ---------
                                                            TOTAL ASSETS    $ 202,154   $ 198,343
                                                                            =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                                 $ 159,988   $ 155,035
   Borrowings                                                                  16,000      16,000
   Advance payments by borrowers for taxes and insurance                          359         232
   Accrued expenses and other liabilities                                       2,218       3,267
                                                                            ---------   ---------
                                                       TOTAL LIABILITIES      178,565     174,534
                                                                            ---------   ---------
STOCKHOLDERS' EQUITY
   Preferred stock, no par value: authorized 5,000,000 shares;
    none issued                                                                     -           -
   Common stock, no par value: authorized 20,000,000
    shares; issued 3,137,767 shares March 31, 2001
    and 3,182,767 shares at December 31, 2000                                   8,691       9,051
   Unearned compensation                                                       (1,629)     (1,665)
   Unearned ESOP                                                               (2,930)     (2,993)
   Retained earnings, substantially restricted                                 19,490      19,579
   Accumulated other comprehensive loss                                           (33)       (163)
                                                                            ---------   ---------
                                              TOTAL STOCKHOLDERS' EQUITY       23,589      23,809
                                                                            ---------   ---------
                                                   TOTAL LIABILITIES AND
                                                    STOCKHOLDERS' EQUITY    $ 202,154   $ 198,343
                                                                            =========   =========
* Derived from audited financial statements

See accompanying notes.
                                      - 3 -


                   South Street Financial Corp. and Subsidiary
     Consolidated Statements of Income and Comprehensive Income (Unaudited)
---------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                  -----------------------------
                                                                                     2001             2000
                                                                                  ------------    -------------
                                                                                      (In Thousands except
                                                                                         per share data)
INTEREST INCOME
   Loans                                                                             $    3,057    $    2,666
   Investment securities                                                                    453           538
   Other interest-bearing deposits                                                          128            93
                                                                                     ----------    ----------
                                                             TOTAL INTEREST INCOME        3,638         3,297
                                                                                     ----------    ----------
INTEREST EXPENSE
   Deposits                                                                               2,053         1,722
   Borrowings                                                                               264           114
                                                                                     ----------    ----------
                                                            TOTAL INTEREST EXPENSE        2,317         1,836
                                                                                     ----------    ----------
                                                               NET INTEREST INCOME        1,321         1,461
                                                                                     ----------    ----------
PROVISION FOR LOAN LOSSES                                                                     -             -
                                                                                     ----------    ----------
                                                         NET INTEREST INCOME AFTER
                                                         PROVISION FOR LOAN LOSSES        1,321         1,461
                                                                                     ----------    ----------
NON-INTEREST INCOME, NET
   Service charges and fees                                                                  64            27
   Gain (loss) on sale of assets                                                              -           (56)
   Other                                                                                      9            11
                                                                                     ----------    ----------
                                                    TOTAL NON-INTEREST INCOME, NET           73           (18)
                                                                                     ----------    ----------
NON-INTEREST EXPENSE
   Compensation and benefits                                                                766           869
   Net occupancy                                                                             94            88
   Federal deposit insurance premium                                                          7             8
   Data processing                                                                           68            69
   Other                                                                                    164           195
                                                                                     ----------    ----------
                                                        TOTAL NON-INTEREST EXPENSE        1,099         1,229
                                                                                     ----------    ----------
                                  INCOME BEFORE INCOME TAXES AND MINORITY INTEREST
                                          IN NET INCOME OF CONSOLIDATED SUBSIDIARY          295           214
INCOME TAXES                                                                                103            74
                                                                                     ----------    ----------
                                           INCOME BEFORE MINORITY INTEREST IN NET
                                                INCOME OF CONSOLIDATED SUBSIDIARY           192           140
Less minority interest in net income of consolidated subsidiary                               -            14
                                                                                     ----------    ----------
                                                                        NET INCOME   $      192    $      126
                                                                                     ==========    ==========
BASIC AND DILUTED NET INCOME PER COMMON SHARE                                        $      .07    $      .04
                                                                                     ==========    ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
   BASIC AND DILUTED                                                                  2,829,038     3,117,994
                                                                                     ==========    ==========

See accompanying notes.
                                      - 4 -


                   South Street Financial Corp. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2001          2000
                                                                                       ------------  ------------
                                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income before minority interest                                                 $    192    $     140
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Net accretion of premiums and discounts on securities                                   18           20
     Provision for depreciation                                                              41           37
     Gain on sale of real estate held for investment                                          -          (28)
     ESOP contribution                                                                        -          (60)
     Vesting of deferred management recognition plan                                          -          200
     Deferred income taxes                                                                  (12)         (22)
     ESOP expense                                                                           (35)          37
     (Gain) loss on sale of investments                                                       -           84
     (Increase) decrease in assets:
       Accrued interest receivable                                                          (40)         (68)
       Prepaid expenses and other assets                                                    732         (143)
     Decrease in other liabilities:
       Accrued expenses and other liabilities                                            (1,128)         257
                                                                                       --------    ---------

                                                     NET CASH PROVIDED BY (USED IN)
                                                               OPERATING ACTIVITIES        (232)         454
                                                                                       --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of FHLB stock                                                                  (119)         (76)
   Proceeds from maturities and recalls of securities available for sale                  5,452          318
   Proceeds from sale of securities available for sale                                        -        1,468
   Principal collected on securities held to maturity                                       202          266
   Loan originations and principal payments on loans, net                                (1,807)      (4,756)
   Purchase of office properties and equipment                                               (5)         (42)
   Purchase of real estate held for investment                                              (57)        (107)
   Proceeds from sale of real estate held for investment                                      -           80
   Draw by minority interest in LLP                                                           -          (46)
                                                                                       --------    ---------

                                                     NET CASH PROVIDED BY (USED IN)
                                                               INVESTING ACTIVITIES       3,666       (2,895)
                                                                                       --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                    4,953          681
   Net increase in advance payments by borrowers for taxes and insurance                    127          149
   Principal payment received on ESOP note                                                   63            -
   Dividends paid                                                                          (285)        (284)
   Repurchase of common stock                                                              (290)      (1,200)
                                                                                       --------    ---------

                                                               NET CASH PROVIDED BY
                                                               FINANCING ACTIVITIES       4,568         (654)
                                                                                       --------    ---------

                                                               NET DECREASE IN CASH
                                                               AND CASH EQUIVALENTS       8,002       (3,095)

CASH AND CASH EQUIVALENTS, BEGINNING                                                      7,483        9,533
                                                                                       --------    ---------

                                                  CASH AND CASH EQUIVALENTS, ENDING    $ 15,485    $   6,438
                                                                                       ========    =========

See accompanying notes.

                   South Street Financial Corp. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles. The consolidated financial statements include the accounts of South Street Financial Corp. (the "Company") and its wholly-owned subsidiary, Home Savings Bank of Albemarle, S.S.B., ("Home Savings" or the "Bank"), the Bank's wholly-owned subsidiary, South Street Development Corporation ("SSDC"), and SSDC's wholly-owned subsidiary, Park Ridge Associates, LLC ("Park Ridge"). During 2000, SSDC became the sole owner of Park Ridge by purchasing the 50% interest in Park Ridge that was previously held by a third party. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2000 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B.  EARNINGS PER SHARE

The Company's basic earnings per share for the three month period ended March 31, 2001 is based on net income earned divided by the weighted average number of shares outstanding from the beginning of the period to the end of the period. Diluted earnings per share is adjusted for all potential common stock instruments having a dilutive effect. For purposes of this computation, the number of shares of common stock purchased by the ESOP which have not been allocated to participant accounts are not assumed to be outstanding.

NOTE C. DIVIDENDS DECLARED

On March 19, 2001, the Company's Board of Directors declared a dividend of $.10 per share for shareholders of record as of April 2, 2001 and payable on April 12, 2001. In addition, on March 19, 2001, the Board of Directors of the Bank declared an upstream dividend of $314,000 to the Company.

NOTE D. BORROWINGS

Borrowings, which consisted solely of advances from the FHLB, totaled $16,000,000 at March 31, 2001. The weighted average interest rate of the advances was 6.56%. All of the advances mature during 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and conditions; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

Total consolidated assets increased by $3.8 million or 1.9% to $202.1 million at March 31, 2001 from $198.3 million at December 31, 2000. Net loans receivable increased by $1.8 million or 1.2% to $154.3 million at March 31, 2001 from $152.5 million at December 31, 2000. Investment securities held to maturity decreased $217,000 or 3.2% to $6.5 million at March 31, 2001 from $6.8 million at December 31, 2000. Additionally, investment securities classified as available for sale decreased $5.2 million or 20.7% to $20.0 million at March 31, 2001 from $25.3 million at December 31, 2000. The Bank has guaranteed the repayment of the ESOP's note payable to the Company, which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company. The Company's note receivable from the ESOP totals $2.9 million at March 31, 2001 and is reported as a reduction of stockholders' equity. Retained earnings decreased by $89,000 to $19.5 million at March 31, 2001, which is attributable to the Company's dividends accrued for the three months ended March 31, 2001 in the amount of $281,000 and net of $192,000 of net income. Common stock and unearned compensation decreased by $324,000 to $7.1 million at March 31, 2001 from $7.4 million at December 31, 2000. The decrease was primarily attributable to the repurchase of 45,000 shares of outstanding common stock in the amount of $290,000.

As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies. At March 31, 2001, the Company's stockholders' equity amounted to $23.6 million, or 11.7% of total assets and exceeds all regulatory capital requirements.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, was $196,000 and $439,000 at March 31, 2001 and December 31, 2000,
respectively. During the three month period ended March 31, 2000, the Bank's level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding. Based on their analysis, management determined that no loan loss provisions were necessary during the three months ended March 31, 2001 and 2000.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and
2000

General. Net income for the three month period ended March 31, 2001 was $192,000, or $66,000 more than the $126,000 earned during the same period in 2000.

Interest income. Interest income increased by $341,000 from $3.3 million for the three months ended March 31, 2000 to $3.6 million for the three months ended March 31, 2001. The increase was primarily attributable to the increased volume in loans receivable and interest-bearing deposits net of a decrease in the volume of investment securities during the quarter.

Interest expense. Interest expense on deposits and borrowed funds increased by $481,000 from $1.8 million for the three months ended March 31, 2000 to $2.3 million for the three months ended March 31, 2001. The increase is primarily due to an increase in the total amount of customer deposits for the three months ended March 31, 2001 compared to the same period in 2000.

Net interest income. Net interest income decreased by $140,000 from $1.5 million for the three months ended March 31, 2000 to $1.3 million for the three months ended March 31, 2001. This decrease resulted from the factors discussed above.

Provision for loan losses. There were no provisions for loan losses charged to income during the three months ended March 31, 2001 and 2000. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible.

Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding and the Bank's loan charge-offs during the three months ended March 31, 2001 and 2000 were minimal.

At March 31, 2001, the Bank's level of general valuation allowances for loan losses amounted to $414,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income. The Company earned non-interest income of $73,000 during the three months ended March 31, 2001 compared to the net loss of $18,000 that was incurred during the same period in 2000. This increase in non-interest income of $91,000 was primarily attributable to a decrease in the net loss on the sale of assets of $56,000 for the three months ended March 31, 2001 versus 2000, and an increase in service charges and fees of $37,000 from $27,000 for the three months ended March 31, 2000 to $64,000 for the three months ended March 31, 2001.

Non-interest expense. Non-interest expense decreased by $130,000 from $1.2 million for the three months ended March 31, 2000 to $1.1 million for the three months ended March 31, 2001. This decrease resulted primarily from a decrease in compensation expense of $103,000 due largely to expense associated with the management recognition plan in the quarter ended March 31, 2000. The management recognition plan became fully vested prior to 2001, therefore there was no related expense included in the quarter ended March 31, 2001.


Liquidity and Capital Resources

The term "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, through the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter term interest-bearing deposits.

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the NC Administrator of the Savings Institutions Division. The Bank's liquidity ratio at March 31, 2001, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders' equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Administrator at March 31, 2001.

Inflation and Changing Prices

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

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits.

                  None

            (b)   Reports on Form 8-K.

                  The Company filed a current report on Form 8-K dated February 22, 2001 announcing the termination of the firm of McGladrey & Pullen, LLP as the Company's independent auditors and appointing the firm of Dixon Odom PLLC as the Company's independent auditors for the fiscal year ending December 31, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                SOUTH STREET FINANCIAL CORP.


Date:  May 9, 2001              By:   /s/ Carl M. Hill
                                      ------------------------------------------
                                      Carl M. Hill
                                      President and Chief Executive Officer



Date:  May 9, 2001              By:   /s/ Christopher F. Cranford
                                      ------------------------------------------
                                      Christopher F. Cranford
                                      Treasurer and Controller