Form 10QSB
period 2001-06-30
SOUTH STREET FINANCIAL CORP
filed 2001-08-13
CIK 1014964

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                For the transition period ended _______________


                         Commission File Number      0-21083
                                                 -------------------


                          SOUTH STREET FINANCIAL CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           NORTH CAROLINA                                  56-1973261
----------------------------------------           ---------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X      No ______
    -----

As of July 31, 2001, 3,124,867 shares of the issuer's common stock, no par value, were outstanding.

This report contains 12 pages.

                                                                                                         Page No.
                                                                                                         --------
Part I.    FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition
               June 30, 2001 and December 31, 2000......................................................    3

               Consolidated Statements of Income
               Three Months and Six Months Ended June 30, 2001 and 2000.................................    4

               Consolidated Statements of Cash Flows
               Six Months Ended June 30, 2001 and 2000..................................................    5

               Notes to Consolidated Financial Statements...............................................    6

Item 2 -   Management's Discussion and Analysis of Financial Condition and Results of Operations........    7

Part II.   Other Information

               Item 4.  Submission of Matters to a Vote of Security Holders.............................   11

               Item 6.  Exhibits and Reports on Form 8-K................................................   11

Part I.  Financial Information
Item 1 - Financial Statements
-----------------------------

                   South Street Financial Corp. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                                 June 30,
                                                                                   2001             December 31,
ASSETS                                                                          (Unaudited)             2000*
                                                                            ------------------   ------------------
                                                                                        (In Thousands)
Cash and cash equivalents:
   Noninterest-bearing deposits                                             $              642   $            2,978
   Interest-bearing deposits                                                            10,000                2,935
   Federal funds sold                                                                    1,959                1,570
Securities held to maturity                                                              6,025                6,762
Securities available for sale                                                           17,466               25,288
Federal Home Loan Bank stock                                                             1,348                1,229
Loans receivable, net                                                                  161,804              152,514
Real estate acquired in settlement of loans                                                 18                   18
Real estate held for investment                                                          1,291                1,284
Accrued interest receivable                                                              1,031                1,088
Office properties and equipment, net                                                     1,429                1,504
Prepaid expenses and other assets                                                          591                1,173
                                                                            ------------------   ------------------

                                                            TOTAL ASSETS    $          203,604   $          198,343
                                                                            ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                                                 $          161,076   $          155,035
   Borrowings                                                                           16,000               16,000
   Advance payments by borrowers for taxes and insurance                                   490                  232
   Accrued expenses and other liabilities                                                2,507                3,267
                                                                            ------------------   ------------------

                                                       TOTAL LIABILITIES               180,073              174,534
                                                                            ------------------   ------------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value: authorized 5,000,000
    shares; none issued                                                                      -                    -
   Common stock, no par value: authorized 20,000,000
    shares; issued 3,132,767 shares at June 30, 2001
    and 3,182,767 shares at December 31, 2000                                            8,537                9,051
   Unearned compensation                                                                (1,592)              (1,665)
   Unearned ESOP                                                                        (2,771)              (2,993)
   Retained earnings, substantially restricted                                          19,411               19,579
   Accumulated other comprehensive loss                                                    (54)                (163)
                                                                            ------------------   ------------------

                                              TOTAL STOCKHOLDERS' EQUITY                23,531               23,809
                                                                            ------------------   ------------------

                                                   TOTAL LIABILITIES AND
                                                    STOCKHOLDERS' EQUITY    $          203,604   $          198,343
                                                                            ==================   ==================

* Derived from audited financial statements

See accompanying notes.

                  South Street Financial Corp. and Subsidiary
                 Consolidated Statements of Income (Unaudited)
================================================================================

                                                     Three Months Ended       Six Months Ended
                                                          June 30,                June 30,
                                                   ----------------------  -----------------------
                                                         2001        2000        2001        2000
                                                   ----------  ----------  ----------  ----------
                                                       (In thousands, except per share data)
INTEREST INCOME
  Loans                                            $    3,140  $    2,791  $    6,198  $    5,457
  Investment securities                                   360         559         789       1,106
  Other interest-bearing deposits                         163          51         315         135
                                                   ----------  ----------  ----------  ----------

                         TOTAL INTEREST INCOME          3,663       3,401       7,302       6,698
                                                   ----------  ----------  ----------  ----------

INTEREST EXPENSE
  Deposits                                              2,036       1,766       4,089       3,488
  Borrowings                                              265         140         530         254
                                                   ----------  ----------  ----------  ----------

                        TOTAL INTEREST EXPENSE          2,301       1,906       4,619       3,742
                                                   ----------  ----------  ----------  ----------

                           NET INTEREST INCOME          1,362       1,495       2,683       2,956

PROVISION FOR LOAN LOSSES                                   -           -           -           -
                                                   ----------  ----------  ----------  ----------

                     NET INTEREST INCOME AFTER
                     PROVISION FOR LOAN LOSSES          1,362       1,495       2,683       2,956
                                                   ----------  ----------  ----------  ----------

NON-INTEREST INCOME, NET
  Service charges and fees                                 57          28         120          55
  Gain (loss) on sale of assets                            17           4          17         (56)
  Other                                                     9           5          19          19
                                                   ----------  ----------  ----------  ----------

                TOTAL NON-INTEREST INCOME, NET             83          37         156          18
                                                   ----------  ----------  ----------  ----------

NON-INTEREST EXPENSE
  Compensation and benefits                               764         925       1,529       1,794
  Net occupancy                                            83          77         177         165
  Federal deposit insurance premium                         7           8          15          15
  Data processing                                          69          56         137         125
  Other                                                   204         145         368         341
                                                   ----------  ----------  ----------  ----------

                    TOTAL NON-INTEREST EXPENSE          1,127       1,211       2,226       2,440
                                                   ----------  ----------  ----------  ----------

                INCOME BEFORE INCOME TAXES AND
               MINORITY INTEREST IN NET INCOME
                    OF CONSOLIDATED SUBSIDIARY            318         321         613         534

INCOME TAXES                                              120         107         223         181
                                                   ----------  ----------  ----------  ----------

            INCOME BEFORE MINORITY INTEREST IN
         NET INCOME OF CONSOLIDATED SUBSIDIARY            198         214         390         353

Less minority interest in net income
  of consolidated subsidiary                                -           -           -          14
                                                   ----------  ----------  ----------  ----------

                                    NET INCOME     $      198  $      214  $      390  $      339
                                                   ==========  ==========  ==========  ==========

BASIC AND DILUTED NET INCOME
  PER COMMON SHARE                                 $      .07  $      .07  $      .14  $      .11
                                                   ==========  ==========  ==========  ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                    2,808,436   3,034,809   2,818,737   3,076,402
                                                   ==========  ==========  ==========  ==========

See accompanying notes

                  South Street Financial Corp. and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                                           Six Months Ended
                                                                                June 30,
                                                                          ---------------------
                                                                            2001          2000
                                                                          -------       -------
                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income before minority interest                                       $   390       $   353
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Net accretion of premiums and discounts on securities                        33            38
   Provision for depreciation                                                   82            75
   Gain on sale of real estate held for investment                             (18)          (28)
   ESOP contribution                                                             -          (122)
   Vesting of deferred management recognition plan                               -           400
   Deferred income taxes                                                       (20)          (46)
   ESOP expense                                                                (68)           73
   Loss on sale of investments                                                   -            84
   (Increase) decrease in assets:
    Accrued interest receivable                                                 57           (51)
    Prepaid expenses and other assets                                          582          (134)
   Increase (decrease) in other liabilities:
    Accrued expenses and other liabilities                                    (800)          313
                                                                           -------       -------
                                               NET CASH PROVIDED BY
                                               OPERATING ACTIVITIES            238           955
                                                                           -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of FHLB stock                                                       (119)          (76)
 Purchase of securities available for sale                                       -          (300)
 Proceeds from maturities and recalls of securities available for sale       7,997           781
 Proceeds from sale of securities available for sale                             -         1,468
 Principal collected on securities held to maturity                            708           747
 Loan originations and principal payments on loans, net                     (9,290)       (8,912)
 Purchase of office properties and equipment                                    (7)          (53)
 Purchase of real estate held for investment                                   (65)         (210)
 Proceeds from sale of real estate held for investment                          76            80
 Draw by minority interest in LLP                                                -           (46)
                                                                           -------       -------
                                                   NET CASH USED BY
                                               INVESTING ACTIVITIES           (700)       (6,521)
                                                                           -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                                    6,041           768
 Proceeds from FHLB borrowings                                                   -         6,000
 Net increase in advance payments by borrowers for taxes and insurance         258           267
 Principal payment received on ESOP note                                       221           105
 Dividends paid                                                               (566)         (592)
 Repurchase of common stock                                                   (374)       (1,585)
                                                                           -------       -------
                                               NET CASH PROVIDED BY
                                               FINANCING ACTIVITIES          5,580         4,963
                                                                           -------       -------
                                         NET INCREASE (DECREASE) IN
                                          CASH AND CASH EQUIVALENTS          5,118          (603)

CASH AND CASH EQUIVALENTS, BEGINNING                                         7,483         9,533
                                                                           -------       -------
                                  CASH AND CASH EQUIVALENTS, ENDING        $12,601       $ 8,930
                                                                           =======       =======

See accompanying notes

                  South Street Financial Corp. and Subsidiary
                  Notes to Consolidated Financial Statements
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2001 and 2000, in conformity with generally accepted accounting principles. The consolidated financial statements include the accounts of South Street Financial Corp. (the "Company") and its wholly-owned subsidiary, Home Savings Bank of Albemarle, S.S.B., ("Home Savings" or the "Bank"), the Bank's wholly-owned subsidiary, South Street Development Corporation ("SSDC"), and SSDC's wholly-owned subsidiary, Park Ridge Associates, LLC ("Park Ridge"). During 2000, SSDC became the sole owner of Park Ridge by purchasing the 50% interest in Park Ridge that was previously held by a third party. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2000 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - EARNINGS PER SHARE

The Company's basic earnings per share for the three and six months period ended June 30, 2001 is based on net income earned divided by the weighted average number of shares outstanding from the beginning of the period to the end of the period. Diluted earnings per share is adjusted for all potential common stock instruments having a dilutive effect. For purposes of this computation, the number of shares of common stock purchased by the ESOP which have not been allocated to participant accounts are not assumed to be outstanding.

NOTE C -  DIVIDENDS DECLARED

On June 18, 2001, the Company's Board of Directors declared a dividend of $.10 per share for shareholders of record as of July 2, 2001 and payable on July 12, 2001. In addition, on June 18, 2001, the Board of Directors of the Bank declared an upstream dividend of $312,000 to the Company.

NOTE D -  BORROWINGS

Borrowings, which consist solely of advances from the FHLB, totaled $16,000,000 at June 30, 2001 and December 31, 2000. The weighted average interest rate of the advances was 6.56%. All of the advances mature during 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

Total consolidated assets increased by $5.3 million or 2.7% to $203.6 million at June 30, 2001 from $198.3 million at December 31, 2000. This increase resulted primarily from an increase in loans receivable of $9.3 million, from $152.5 million at December 31, 2000 to $161.8 million at June 30, 2001. This increase in loans was facilitated by a decrease in cash and cash equivalents and investment securities of $3.4 million during the six months ended June 30, 2001 along with an increase in deposits of $6.1 million during the same period. The Bank has guaranteed the repayment of the ESOP's note payable to the Company, which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company. The Company's note receivable from the ESOP totals $2.8 million at June 30, 2001 and is reported as a reduction of stockholders' equity. Retained earnings decreased by $168,000 to $19.4 million at June 30, 2001. Net income for the six-month period of $390,000 was offset by the dividends to shareholders during the period of $577,000. Common stock and unearned compensation decreased by $441,000 to $6.9 million at June 30, 2001 from $7.4 million at December 31, 2000. The decrease was primarily attributable to the repurchase of 57,900 shares of outstanding common stock in the amount of $374,000.

As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies. At June 30, 2001, the Company's stockholders' equity amounted to $23.5 million, or 11.6% of total assets and exceeds all regulatory capital requirements.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, was $246,000 and $439,000 at June 30, 2001 and December 31, 2000,
respectively. During the six month period ended June 30, 2001, the Bank's level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding. Based on their analysis, management determined that no loan loss provisions were necessary during the six months ended June 30, 2001 and 2000.

Comparison of Operating Results for the Three Months Ended June 30, 2001 and
2000

General. Net income for the three month period ended June 30, 2001 was $198,000, or $16,000 less than the $214,000 earned during the same period in 2000.

Interest income. Interest income increased by $262,000 from $3.4 million for the three months ended June 30, 2000 to $3.7 million for the three months ended June 30, 2001. The increase was primarily attributable to the increased volume in interest-earning assets during the quarter.

Interest expense. Interest expense on deposits and borrowed funds increased by $395,000 from $1.9 million for the three months ended June 30, 2000 to $2.3 million for the three months ended June 30, 2001. The increase is primarily due to an increase in the total amount of customer deposits for the three months ended June 30, 2001 compared to the same period in 2000.

Net interest income. Net interest income decreased by $133,000 from $1.5 million for the three months ended June 30, 2000 to $1.4 million for the three months ended June 30, 2001. This decrease resulted from the factors discussed above.

Provision for loan losses. There were no provisions for loan losses charged to income during the three months ended June 30, 2001 and 2000.

Loans are charged against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding and the Bank's loan charge-offs during the three months ended June 30, 2001 and 2000 were minimal. At June 30, 2001, the Bank's allowance for loan losses amounted to $429,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income. The Company earned non-interest income of $83,000 during the three months ended June 30, 2001 compared to the $37,000 that was earned during the same period in 2000. This increase in non-interest income of $46,000 was primarily attributable to an increase in service charges and fees of $29,000 from $28,000 for the three months ended June 30, 2000 to $57,000 for the three months ended June 30, 2001.

Non-interest expense. Non-interest expense decreased by $84,000 from $1.2 million for the three months ended June 30, 2000 to $1.1 million for the three months ended June 30, 2001. This decrease resulted primarily from a decrease in compensation expense of $103,000 due largely to expense associated with the management recognition plan in the quarter ended June 30, 2000. The management recognition plan became fully vested prior to 2001; therefore, there was no related expense included in the quarter ended June 30, 2001.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000

General.   Net income for the six month period ended June 30, 2001 was $390,000, or $51,000 more than the $339,000 earned during the same period in 2000.

Interest income. Interest income increased by $604,000 from $6.7 million for the six months ended June 30, 2000 to $7.3 million for the six months ended June 30, 2001. The increase was primarily attributable to the increased volume in interest-earning assets during the six month period.

Interest expense. Interest expense on deposits and borrowed funds increased by $877,000 from $3.7 million for the six months ended June 30, 2000 to $4.6 million for the six months ended June 30, 2001. The increase is primarily due to an increase in the total amount of customer deposits for the six months ended June 30, 2001 compared to the same period in 2000.

Net interest income. Net interest income decreased by $273,000 from $3.0 million for the six months ended June 30, 2000 to $2.7 million for the six months ended June 30, 2001. This decrease resulted from the factors discussed above.

Provisions for loan losses. There were no provisions for loan losses charged to income during the six months ended June 30, 2001 and 2000.

Loans are charged against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding and the Bank's loan charge-offs during the six months ended June 30, 2001 and 2000 were minimal. At June 30, 2001, the Bank's allowance for loan losses amounted to $429,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income. The Company earned non-interest income of $156,000 during the six months ended June 30, 2001 compared to the $18,000 that was earned the same period in 2000. This increase in non-interest income of $138,000 was primarily attributable to a decrease in the net loss on the sale of assets of $56,000 for the six months ended June 30, 2001 versus 2000, and an increase in service charges and fees of $65,000 from $55,000 for the six months ended June 30, 2000 to $120,000 for the six months ended June 30, 2001.

Non-interest expenses.   Non-interest expenses decreased by $214,000 from $2.4
million for the six months ended June 30, 2000 to $2.2 million for the six months ended June 30, 2001. This decrease resulted primarily from a decrease in compensation expense of $206,000 due largely to expense associated with the management recognition plan in the six months ended June 30, 2000. The management recognition plan became fully vested prior to 2001, therefore there was no related expense included in the period ended June 30, 2001.

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

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the NC Administrator of the Savings Institutions Division. The Bank's liquidity ratio at June 30, 2001, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders' equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Administrator at June 30, 2001.

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

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders was held on May 21, 2001. Of 3,192,267 shares entitled to vote at the meeting, 2,800,115 shares voted. The following matters were voted on at the meeting:

          1.    Election of directors:

                Carl M. Hill, Caldwell A. Holbrook, Jr., Joel A. Honeycutt, Douglas D. Stokes, R. Ronald Swanner, and Greg E. Underwood were all elected to a one-year term with 99.1% of the shares voted.

          2. Dixon Odom PLLC was ratified to serve as independent auditor for the year ending December 31, 2001 with 99.8% of the shares voted.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits.

                None

          (b)   Reports on Form 8-K.

                No reports on Form 8-K were filed by the Bank during the quarter ended June 30, 2001.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SOUTH STREET FINANCIAL CORP.


Date: August 9, 2001          By: /s/ Carl M. Hill
                                  --------------------------
                                  Carl M. Hill
                                  President and Chief Executive Officer



Date: August 9, 2001          By: /s/ Christopher F. Cranford
                                  ---------------------------
                                  Christopher F. Cranford
                                  Treasurer and Controller