Form 10QSB
period 2001-09-30
SOUTH STREET FINANCIAL CORP
filed 2001-11-14
CIK 1014964

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                     [_] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

               For the transition period ended September 30, 2001
                                               ------------------

                         Commission File Number 0-21083
                                               --------

                          SOUTH STREET FINANCIAL CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           NORTH CAROLINA                             56-1973261
--------------------------------------------    ----------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                                                   ------

As of November 13, 2001, 3,114,867 shares of the issuer's common stock, no par value, were outstanding.

This report contains 13 pages.

                                                                                       Page No.
                                                                                       --------
Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition
                  September 30, 2001 and December 31, 2000 ..........................     3

                  Consolidated Statements of Income
                  Three Months and Nine Months Ended September 30, 2001 and 2000 ....     4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000 .....................     5

                  Notes to Consolidated Financial Statements ........................     6

Item 2 -      Management's Discussion and Analysis of Financial Condition
              and Results of Operations .............................................     8

Part II.      Other Information

                  Item 6.  Exhibits and Reports on Form 8-K .........................    12

                                       -2-

Part I.  Financial Information
Item 1 - Financial Statements
-----------------------------

                   South Street Financial Corp. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                               September 30,
                                                                                   2001             December 31,
ASSETS                                                                          (Unaudited)             2000*
                                                                            ------------------    -----------------
                                                                                        (In Thousands)
Cash and cash equivalents:
   Noninterest-bearing deposits                                             $       2,906         $     2,978
   Interest-bearing deposits                                                       12,105               2,935
   Federal funds sold                                                               1,931               1,570
Securities held to maturity                                                         5,364               6,762
Securities available for sale                                                      17,423              25,288
Federal Home Loan Bank stock                                                        1,348               1,229
Loans receivable, net                                                             167,799             152,514
Real estate acquired in settlement of loans                                            18                  18
Real estate held for investment                                                     1,296               1,284
Accrued interest receivable                                                         1,150               1,088
Office properties and equipment, net                                                1,421               1,504
Prepaid expenses and other assets                                                   1,047               1,173
                                                                            -------------         -----------

                                                            TOTAL ASSETS    $     213,808         $   198,343
                                                                            =============         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                                                 $     165,149         $   155,035
   FHLB advances                                                                   21,000              16,000
   Advance payments by borrowers for taxes and insurance                               54                 232
   Accrued expenses and other liabilities                                           3,925               3,267
                                                                            -------------         -----------

                                                       TOTAL LIABILITIES          190,128             174,534
                                                                            -------------         -----------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value: authorized 5,000,000 shares;
    none issued                                                                         -                   -
   Common stock, no par value: authorized 20,000,000
    shares; issued 3,114,867 shares at September 30, 2001
    and 3,182,767 shares at December 31, 2000                                       8,390               9,051
   Unearned compensation                                                           (1,520)             (1,665)
   Unearned ESOP                                                                   (2,719)             (2,993)
   Retained earnings, substantially restricted                                     19,397              19,579
   Accumulated other comprehensive income (loss)                                      132                (163)
                                                                            -------------         -----------

                                              TOTAL STOCKHOLDERS' EQUITY           23,680              23,809
                                                                            -------------         -----------

                                                   TOTAL LIABILITIES AND
                                                    STOCKHOLDERS' EQUITY    $     213,808         $   198,343
                                                                            =============         ===========


* Derived from audited financial statements

See accompanying notes.

                   South Street Financial Corp. and Subsidiary
                  Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                          --------------------------    ---------------------------
                                                             2001           2000            2001           2000
                                                          -----------   ------------    ------------   ------------
                                                                    (In thousands, except per share data)
INTEREST INCOME
    Loans                                                 $     3,307    $     2,871    $     9,504     $     8,327
    Investment securities                                         322            556          1,155           1,663
    Other interest-bearing deposits                                89             47            361             183
                                                          -----------    -----------    -----------     -----------

                                 TOTAL INTEREST INCOME          3,718          3,474         11,020          10,173
                                                          -----------    -----------    -----------     -----------

INTEREST EXPENSE
    Deposits                                                    2,015          1,884          6,104           5,373
    FHLB advances                                                 254            236            784             490
                                                          -----------    -----------    -----------     -----------

                                TOTAL INTEREST EXPENSE          2,269          2,120          6,888           5,863
                                                          -----------    -----------    -----------     -----------

                                   NET INTEREST INCOME          1,449          1,354          4,132           4,310

PROVISION FOR LOAN LOSSES                                           -              -              -               -
                                                          -----------    -----------    -----------     -----------

                             NET INTEREST INCOME AFTER
                             PROVISION FOR LOAN LOSSES          1,449          1,354          4,132           4,310
                                                          -----------    -----------    -----------     -----------

NON-INTEREST INCOME, NET
    Service charges and fees                                       36             31            157              86
    Loss on sale of investments                                     -              -              -             (84)
    Gain on sale of real estate held for investment                 -              2             17              28
    Other                                                           8             11             26              33
                                                          -----------    -----------    -----------     -----------

                        TOTAL NON-INTEREST INCOME, NET             44             44            200              63
                                                          -----------    -----------    -----------     -----------

NON-INTEREST EXPENSE
    Compensation and benefits                                     703            868          2,232           2,662
    Net occupancy                                                  87             79            263             244
    Federal deposit insurance premium                               7              8             22              23
    Data processing                                                67             56            205             181
    Other                                                         203            176            571             518
                                                          -----------    -----------    -----------     -----------

                            TOTAL NON-INTEREST EXPENSE          1,067          1,187          3,293           3,628
                                                          -----------    -----------    -----------     -----------

                        INCOME BEFORE INCOME TAXES AND
                       MINORITY INTEREST IN NET INCOME
                            OF CONSOLIDATED SUBSIDIARY            426            211          1,039             745

INCOME TAXES                                                      161             77            384             258
                                                          -----------    -----------    -----------     -----------

                   INCOME BEFORE MINORITY INTEREST IN
NET INCOME OF CONSOLIDATED SUBSIDIARY                             265            134            655             487

Less minority interest in net income
    of consolidated subsidiary                                      -              -              -              14
                                                          -----------    -----------    -----------     -----------

                                            NET INCOME    $       265    $       134    $       655     $       473
                                                          ===========    ===========    ===========     ===========

BASIC AND DILUTED NET INCOME
    PER COMMON SHARE                                      $       .09    $       .04    $       .23     $       .16
                                                          ===========    ===========    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING, BASIC AND DILUTED                          2,816,465      2,997,538      2,817,980       3,050,114
                                                          ===========    ===========    ===========     ===========

See accompanying notes.

                   South Street Financial Corp. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                              ----------------------------
                                                                                  2001            2000
                                                                              ------------    ------------
                                                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income before minority interest                                        $        655    $        487
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Net accretion of premiums and discounts on securities                              50               -
     Depreciation expense and amortization of goodwill                                 123             113
     Gain on sale of real estate held for investment                                   (18)            (28)
     ESOP contribution                                                                   -            (185)
     Amortization of unearned compensation                                               -             109
     Vesting of deferred management recognition plan                                     -             599
     Deferred income taxes                                                              (9)              -
     ESOP expense                                                                      (75)            (68)
     Loss on sale of investments                                                         -              84
     (Increase) decrease in assets:
       Accrued interest receivable                                                     (62)           (147)
       Prepaid expenses and other assets                                               123            (249)
     Increase (decrease) in other liabilities:

       Accrued expenses and other liabilities                                          483             556
                                                                              ------------    ------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                     1,270           1,271
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of FHLB stock                                                             (119)              -
   Proceeds from sale of securities available for sale                               8,343               -
   Principal collected on securities held to maturity                                1,354               -
   Loan originations and principal payments on loans, net                          (15,285)        (15,049)
   Net decrease in investments                                                           -           4,540
   Purchase of office properties and equipment                                         (37)            (53)
   Increase in real estate held for investment                                         (70)           (246)
   Proceeds from sale of real estate held for investment                                76              80
   Draw by minority interest in LLP                                                      -             (49)
                                                                              ------------    ------------

       NET CASH USED BY INVESTING ACTIVITIES                                        (5,738)        (10,777)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                         10,114           4,030
   Proceeds from FHLB advances                                                           -           6,000
   Net increase in advance payments by borrowers for taxes and insurance              (178)            (97)
   Principal payments received on ESOP note                                            274             158
   Dividends paid                                                                    4,158            (861)
   Repurchase of common stock                                                         (441)         (1,889)
                                                                              ------------    ------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                    13,927           7,341
                                                                              ------------    ------------

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          9,459          (2,165)

CASH AND CASH EQUIVALENTS, BEGINNING                                                 7,483           9,533
                                                                              ------------    ------------

       CASH AND CASH EQUIVALENTS, ENDING                                      $     16,942    $      7,368
                                                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Net change in unrealized gain (loss) on securities available for sale,
       net of deferred taxes                                                  $        295    $        265
                                                                              ============    ============


See accompanying notes.

                   South Street Financial Corp. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2001 and 2000, in conformity with generally accepted accounting principles. The consolidated financial statements include the accounts of South Street Financial Corp. (the "Company") and its wholly-owned subsidiary, Home Savings Bank of Albemarle, S.S.B., ("Home Savings" or the "Bank"), the Bank's wholly-owned subsidiary, South Street Development Corporation ("SSDC"), and SSDC's wholly-owned subsidiary, Park Ridge Associates, LLC ("Park Ridge"). During 2000, SSDC became the sole owner of Park Ridge by purchasing the 50% interest in Park Ridge that was previously held by a third party. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2000 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002. The adoption of the provisions of SFAS No. 141 and SFAS No. 142, effective January 1, 2002, is not expected to affect the Company's financial statements.

NOTE C - EARNINGS PER SHARE

The Company's basic earnings per share for the three and nine month periods ended September 30, 2001 is based on net income earned divided by the weighted average number of shares outstanding from the beginning of the period to the end of the period. Diluted earnings per share is adjusted for all potential common stock instruments having a dilutive effect. For purposes of this computation, the number of shares of common stock purchased by the ESOP which have not been allocated to participant accounts are not assumed to be outstanding.

                   South Street Financial Corp. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE D - DIVIDENDS DECLARED

On September 21, 2001, the Company's Board of Directors declared a dividend of $.10 per share for shareholders of record as of October 2, 2001 and payable on October 12, 2001. In addition, on June 18, 2001, the Board of Directors of the Bank declared an upstream dividend of $312,000 to the Company.

NOTE E - BORROWINGS

Borrowings, which consist solely of advances from the FHLB, totaled $21.0 million at September 30, 2001 and $16.0 million at December 31, 2000. The weighted average interest rate of the advances at September 30, 2001 was 5.16%. The advances mature at varying dates from 2001 through 2003.

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

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

Total consolidated assets increased by $15.5 million or 7.8% to $213.8 million at September 30, 2001 from $198.3 million at December 31, 2000. This increase resulted primarily from an increase in loans receivable of $15.3 million, from $152.5 million at December 31, 2000 to $167.8 million at September 30, 2001. This increase in loans was funded by increases in deposits and FHLB advances of $10.1 million and $5.0 million, respectively, during the same period.

The Bank has guaranteed the repayment of the ESOP's note payable to the Company, which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company. The Company's note receivable from the ESOP totaled $2.7 million at September 30, 2001 and is reported as a reduction of stockholders' equity. Retained earnings decreased by $182,000 to $19.4 million at September 30, 2001. Net income for the nine-month period ended September 30, 2001 of $655,000 was offset by the dividends to shareholders during the period of $837,000. Common stock and unearned compensation decreased by $516,000 to $6.9 million at September 30, 2001 from $7.4 million at December 31, 2000. The decrease was primarily attributable to the repurchase of 67,900 shares of outstanding common stock in the amount of $441,000.

As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies. At September 30, 2001, the Company's stockholders' equity amounted to $23.7 million, or 11.1% of total assets and exceeds all regulatory capital requirements.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, was $628,000 and $439,000 at September 30, 2001 and December 31, 2000, respectively. During the nine month period ended September 30, 2001, the Bank's level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding. Based on their analysis, management determined that no loan loss provisions were necessary during the nine months ended September 30, 2001 and 2000.

Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000

General. Net income for the three-month period ended September 30, 2001 was $265,000, or $131,000 more than the $134,000 earned during the same period in 2000.

Interest income. Interest income increased by $244,000 from $3.5 million for the three months ended September 30, 2000 to $3.7 million for the three months ended September 30, 2001. The increase was primarily attributable to the increased volume in interest-earning assets during the quarter.

Interest expense. Interest expense on deposits and borrowed funds increased by $149,000 from $2.1 million for the three months ended September 30, 2000 to $2.3 million for the three months ended September 30, 2001. This increase is due to the increases in deposits and FHLB advances during the three months ended September 30, 2001.

Net interest income. Net interest income increased by $95,000 from $1.4 million for the three months ended September 30, 2000 to $1.5 million for the three months ended September 30, 2001. This increase resulted from the factors discussed above.

Provision for loan losses. There were no provisions for loan losses charged to income during the three months ended September 30, 2001 and 2000.

Loans are charged against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of nonperforming loans has remained consistently low in relation to prior periods, and total loans outstanding and the Bank's loan charge-offs during the three months ended September 30, 2001 and 2000 were minimal. At September 30, 2001, the Bank's allowance for loan losses amounted to $429,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income. The Company earned non-interest income of $44,000 for both of the three months ended September 30, 2001 and 2000.

Non-interest expense. Non-interest expense totaled $1.1 million and $1.2 million for the three months ended September 30, 2001 and 2000, respectively. This decrease resulted primarily from a decrease in compensation expense of $165,000 due largely to expense associated with the management recognition plan in the three months ended September 30, 2000. The management recognition plan became fully vested prior to 2001; therefore, there was no related expense included in the quarter ended September 30, 2001.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and 2000

General. Net income for the nine-month period ended September 30, 2001 was $655,000, or $182,000 more than the $473,000 earned during the same period in 2000.

Interest income. Interest income increased by $847,000 from $10.2 million for the nine months ended September 30, 2000 to $11.0 million for the nine months ended September 30, 2001. The increase was primarily attributable to the increased volume in interest-earning assets during the nine-month period.

Interest expense. Interest expense on deposits and borrowed funds increased by $1.0 million from $5.9 million for the nine months ended September 30, 2000 to $6.9 million for the nine months ended September 30, 2001. This increase is due to the increases in deposits and FHLB advances during the nine months ended September 30, 2001.

Net interest income. Net interest income decreased by $178,000 from $4.3 million for the nine months ended September 30, 2000 to $4.1 million for the nine months ended September 30, 2001. This decrease resulted from the factors discussed above.

Provisions for loan losses. There were no provisions for loan losses charged to income during the nine months ended September 30, 2001 and 2000.

Loans are charged against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of nonperforming loans has remained consistently low in relation to prior periods, and total loans outstanding and the Bank's loan charge-offs during the nine months ended September 30, 2001 and 2000 were minimal. At September 30, 2001, the Bank's allowance for loan losses amounted to $429,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income. The Company earned non-interest income of $200,000 during the nine months ended September 30, 2001 compared to the $63,000 that was earned during the same period in 2000. This increase in non-interest income of $137,000 was primarily attributable to an increase in service charges and fees of $71,000 from $86,000 for the nine months ended September 30, 2000 to $157,000 for the nine months ended September 30, 2001. In addition, noninterest income for the nine months ended September 30, 2000 included a loss on the sale of investment securities of $84,000. There were no such losses during the nine months ended September 30, 2001.

Non-interest expense. Non-interest expense decreased by $335,000 from $3.6 million for the nine months ended September 30, 2000 to $3.3 million for the nine months ended September 30, 2001. This decrease resulted primarily from a decrease in compensation expense of $340,000 due largely to expense associated with the management recognition plan in the nine months ended September 30, 2000. The management recognition plan became fully vested prior to 2001; therefore, there was no related expense included in the period ended September 30, 2001.

Liquidity and Capital Resources

The term "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically, for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, through the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter term interest-bearing deposits.

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the N. C. Administrator of the Savings Institutions Division. The Bank's liquidity ratio at September 30, 2001, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders' equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Administrator at September 30, 2001.

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

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits.

                 None

           (b)   Reports on Form 8-K.

                 The Bank filed no reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SOUTH STREET FINANCIAL CORP.


Date:  November 13, 2001                        By: /s/ Carl M. Hill
                                                    ----------------------------
                                                    Carl M. Hill
                                                    President and Chief
                                                    Executive Officer



Date:  November 13, 2001                        By: /s/ Christopher F. Cranford
                                                    ----------------------------
                                                    Christopher F. Cranford
                                                    Treasurer and Controller