Form 10KSB
period 2001-12-31
SOUTH STREET FINANCIAL CORP
filed 2002-03-26
CIK 1014964

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 2001
                                             -----------------

                         Commission file number: 0-21083
                                                 -------

                          SOUTH STREET FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    NORTH CAROLINA                         56-1973261
                    --------------                         ----------
            (State or other jurisdiction of             (I.R.S. Employer
             incorporation or organization)            Identification No.)

                  155 WEST SOUTH STREET
                ALBEMARLE, NORTH CAROLINA                    28001
                -------------------------                    -----
         (Address of principal executive office)           (Zip Code)

       Registrant's telephone number, including area code: (704) 982-9184
                                                           --------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE
                                                                    ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $21,783,069 OF COMMON STOCK, NO PAR VALUE, BASED ON THE CLOSING PRICE OF SUCH COMMON STOCK ON MARCH 11, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 3,111,867 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING AT MARCH 11, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to stockholders of South Street Financial Corp. for the year ended December 31, 2001 ("2001 Annual Report"), are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders of South Street Financial Corp. to be held on May 28, 2002, are incorporated by reference into Part III.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         South Street Financial Corporation ("The Company") was founded in 1996 as a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the savings bank holding company laws of North Carolina. The Company's office is located at 155 West South Street, Albemarle, North Carolina. The Company's primary activity is owning the Home Savings Bank of Albemarle, Inc. ("the Bank"), a North Carolina-chartered stock savings bank. The Company's principal sources of income are earnings on its investments and interest payments received from the Bank's Employee Stock Ownership Plan ("ESOP") with respect to the loan made from the Company to the Bank to finance the ESOP. In addition, the Company will receive any dividends that are declared and paid by the Bank on its capital stock.

         The Bank was originally chartered in 1911. It has been a member of the Federal Home Loan Bank ("FHLB") system since 1954 and its deposits are federally insured up to allowable limits.

         The Bank is engaged primarily in the business of attracting retail deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank makes mortgage loans secured by residential real property, including one-to-four family residential real estate loans, home equity line of credit loans and other subordinate lien loans, loans secured by improved nonresidential real property, loans secured by undeveloped real property, and construction loans. It also makes a limited number of loans that are not secured by real property, such as loans secured by savings accounts. The Bank's primary source of revenue is interest income from its lending activities. Its other major sources of revenue are interest and dividend income from investments and mortgage-backed securities, interest income from its interest-bearing deposit balances in other depository institutions and fee income from its lending and deposit activities. The major expenses of the Bank are interest on deposits and non-interest expenses such as compensation and fringe benefits, federal deposit insurance premiums, data processing expenses and branch occupancy and related expenses.

         In June 1998, Park Ridge Associates, L.L.C., a joint venture between the Bank's wholly-owned subsidiary, South Street Development Corporation, and a local real estate developer, acquired 25.6 acres of prime real estate located within the city limits of Albemarle, North Carolina, with the intention of developing the property into a premier residential subdivision. During 2000, the Bank purchased all of the developer's interest in property. As of December 31, 2001, fifteen of the original thirty lots had been sold, and the rest of the property is currently being marketed. There can be no assurances that the Bank will be successful in recovering its investment in the venture due to the uncertainty inherent in the construction industry and in the real estate market.

         The Bank is a member of the STAR network and the CIRRUS network for ATMs and Point of Sale ("POS") terminals, which allows the Bank's cardholders to enjoy the convenience and accessability of approximately 324,000 ATMs and over 400,000 POS terminals worldwide.

         The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC") and the Commissioner of Banks, North Carolina Department of Commerce ("the Commissioner"). Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

         At December 31, 2001, the Company had total assets of $212.3 million, net loans of $173.1 million, deposits of $167.5 million, investment securities of $31.5 million and stockholders' equity of $23.8 million.

         At December 31, 2001, the Company and the Bank had a total of 42 employees, all of whom are full-time.

Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be good.

SUBSIDIARIES

         The Company has no subsidiaries other than the Bank. The Bank has a wholly-owned subsidiary, South Street Development Corp. ("SSDC"), which is an owner of a premier residential subdivision. In June 1998, SSDC and Park Ridge Associates, L.L.C. acquired 25.6 acres of prime real estate located within the city limits of Albemarle, North Carolina, to develop it into a residential subdivision. The upscale subdivision consists of thirty building lots of which fifteen have now been sold. There can be no assurances that the Bank will be successful in recovering its investment in the joint venture, due to the uncertainty inherent in the construction industry and in the real estate market.

COMPETITION

         The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions that have greater financial and marketing resources available to them. The Bank also has faced significant competition for investors' funds from short-term money market securities and other corporate and government securities. At December 31, 2001, there were at least 6 other commercial banks, credit unions and mortgage companies as well as numerous other financial services providers located in the Bank's market area. At June 30, 2001, the Bank was first in market share with approximately 23% of the deposits in Stanly County. The ability of the Bank to attract and retain savings deposits depends on its ability generally to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

         The Bank's loans and deposits are primarily generated from the areas where its offices are located. It does not solicit deposits and loans outside its primary market area and does not use brokers to obtain deposits. Approximately 80% of the Bank's deposits are at the Albemarle office. Stanly County is largely rural with a population of 58,100. Its economy is diversified among manufacturing, trade and services. Major area employers include Collins and Aikman Corporation, Michelin Aircraft Tire Company, Oakwood Homes, Stanley County and Alcoa Aluminum Company. Within the past five years, several large manufacturing companies have closed operations in Stanly County, resulting in a significant loss of jobs. Over the past five years, the local economy has weakened as a result of layoffs and plant closings by local employers. The North Carolina Department of Commerce has declared Stanly County a "distressed county" entitling it to use state grants and tax credits to lure industry to the area. Population and household growth, and median and per capita income levels for Stanly County are generally lower than comparable levels for North Carolina and the nation, while unemployment levels are generally higher. Management regards the Stanly County market area as a low growth area in which there is significant competition among financial services providers for market share. Management believes that opportunities for future earnings growth in the Bank's primary market area are limited in light of these factors.

SUPERVISION AND REGULATION

         Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

         SUPERVISION AND REGULATION OF THE COMPANY

         GENERAL. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the conversion. As a savings bank holding company subject to the Bank Holding Company Act of 1956, as amended, the Company is subject to certain regulations of the Federal Reserve. Under the Bank Holding Company Act, a bank holding company such as the Company, which does not qualify as a financial holding company, is prohibited from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Bank Holding Company Act also prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

         Additionally, the Bank Holding Company Act prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The Bank Holding Company Act does not place territorial restrictions on the activities of such non-banking related activities.

         Similarly, Federal Reserve approval (or, in certain cases, non-objection) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person owns, controls, or has the power to vote 25% or more of any class of voting stock of the holding company or controls in any manner the election of a majority of the directors of the holding company. Control is presumed to exist if a person owns, controls, or has the power to vote more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934 or the acquiror will be the largest shareholder after the acquisition.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that has become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary to bring the institution into compliance with all acceptable capital standards as of the time the institution initially fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the Bank Holding Company Act also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended, require insured depository institutions under common control to reimburse the FDIC for any loss suffered as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or any affiliate but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         As a result of the Company's ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

         FINANCIAL SERVICES MODERNIZATION LEGISLATION. The Gramm-Leach-Bliley Act (the "GLB Act") was signed into law on November 12, 1999 to remove barriers separating banking, securities and insurance firms and to make other reforms. All provisions of the GLB are effective now.

         Financial Affiliations. Title I of the GLB Act facilitates affiliations among banks, securities firms and insurance companies. Financial organizations may structure new financial affiliations through a holding company structure, or a financial subsidiary (with limitations on activities and appropriate safeguards). A bank holding company may now qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a "satisfactory" rating on their last Community Reinvestment Act (the "CRA") examination. A bank holding company which does not qualify as a financial holding company under the GLB Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve had recognized as permissible for a bank holding company prior to the date of enactment of the GLB Act.

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

         State banks may have financial subsidiaries that, upon meeting eligibility criteria, can engage in activities permitted for financial subsidiaries of national banks.

         Functional Regulation. The GLB Act designates the Federal Reserve as the overall umbrella supervisor of the new financial services holding companies. The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution. Under this principle, securities activities are regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator.

         Insurance. The GLB Act reaffirms that states are the regulators for insurance activities of all persons, including acting as the functional regulator for the insurance activities of federally-chartered banks. However, states may not prevent depository institutions and their affiliates from conducting insurance activities.

         Privacy. The GLB Act imposes restrictions on the ability of financial services firms to share customer information with nonaffiliated third parties. The GLB Act: (i) requires financial services firms to establish privacy policies and disclose them annually to customers, explaining how nonpublic personal information is shared with affiliates and third parties; (ii) directs regulatory agencies to adopt standards for sharing customer information; (iii) permits customers to prohibit ("opt-out") of the disclosure of personal information to nonaffiliated third parties; (iv) prohibits the sharing with marketers of credit card and other account numbers; and, (v) prohibits "pretext" calling. The privacy provisions do allow, however, a community bank to share information with third parties that sell financial products, such as insurance companies or securities firms. The privacy provisions became effective November 2000, and full compliance was required by July 1, 2001.

         Other. The GLB Act reforms the Federal Home Loan Bank System to provide small banks with greater access to funds for making loans to small business and small farmers. Also, the GLB Act obligates operators of automated teller machines to provide notices to customers regarding surcharge practices. The GLB Act provides that CRA agreements between financial institutions and community groups must be disclosed and reported to the public.

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

         DIVIDEND AND REPURCHASE LIMITATIONS. The Company must obtain Federal Reserve approval in order to use more than 10% of its net worth to make stock repurchases during any 12 month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and
(iii) is not the subject of any unresolved supervisory issues. Although the payment of dividends and repurchase of stock by the Company are subject to the requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. The ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank. The Bank's ability to pay dividends is limited.

         CAPITAL MAINTENANCE AGREEMENT. In order to acquire control of the Bank, the Company was required to execute a capital maintenance agreement whereby it has agreed to maintain the Bank's capital in an amount sufficient to enable the Bank to satisfy all regulatory capital requirements.

         FEDERAL SECURITIES LAWS. The Company has registered its common stock with the Securities Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Securities Exchange Act of 1934, as amended, are applicable to the Company.

         SUPERVISION AND REGULATION OF THE BANK

         The following is a summary of certain statutes and regulations applicable to the Bank but is not intended to be exhaustive and is qualified in its entirety by reference to all particular statutory or regulatory provisions. The business of state savings banks is subject to extensive regulation and supervision under both federal and state law.

         GENERAL. The Bank is an insured North Carolina-chartered savings bank that is a member of the Federal Home Loan Bank system. Its deposits are insured through the Savings Association Insurance Fund of the FDIC, and it is subject to supervision and examination by and the regulations and reporting requirements of the FDIC and the Commissioner, which are its primary federal and state banking regulators respectively.

         As an insured institution, the Bank is prohibited from engaging as principal in any activity, or acquiring or retaining any equity investment of a type or in an amount, that is not permitted for national banks unless (i) the FDIC determines that the activity or investment would pose no significant risk to the Savings Association Insurance Fund, and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards. A savings bank generally is prohibited from investing more than 15% of its total assets in business, commercial, corporate and agricultural loans and from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as "junk bonds").

         Subject to limitation by the Commissioner, North Carolina-chartered savings banks may make any loan or investment or engage in any activity that is permitted to federally-chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a Federal Home Loan Bank; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

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

         The FDIC and the Commissioner have broad powers to enforce laws and regulations applicable to the Bank. Among others, these powers include the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and the conduct of unsafe and unsound practices.

         TRANSACTIONS WITH AFFILIATES. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank. The Company and the Bank are affiliates of each other. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

         COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the Community Reinvestment Act, the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their Community Reinvestment Act performance ratings. The Bank received a "satisfactory" rating in its last Community Reinvestment Act examination.

         NET WORTH AND CAPITAL ADEQUACY REQUIREMENTS APPLICABLE TO THE BANK. The Bank is required to comply with the capital adequacy standards established by state and federal laws and regulations. The Commissioner requires that savings banks maintain net worth not less than 5% of its total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. The Bank complied with the net worth requirements as of December 31, 2001.

         In addition, the FDIC has promulgated risk-based capital and leverage capital guidelines for determining the adequacy of a bank's capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC's requirements. Under the FDIC's risk-based capital measure, the minimum ratio ("Total Risk-Based Capital Ratio") of a bank's total capital to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities ("Tier 2 Capital"). At December 31, 2001, the Bank's Total Risk-Based Capital Ratio and its ratio of Tier 1 Capital to risk-weighted assets ("Tier 1 Risk-Based Capital Ratio") were 18.30% and 18.01%, respectively, which were well above the FDIC's minimum risk-based capital guidelines.

         Under the FDIC's leverage capital measure, the minimum ratio (the "Leverage Capital Ratio") of Tier 1 Capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC's guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank's "Tangible Leverage Ratio" (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2001, the Bank's Leverage Capital Ratio was 10.09% which was well above the FDIC's minimum leverage capital guidelines.

         Failure to meet the FDIC's capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "- Prompt Corrective Action." The FDIC also considers interest rate risk (arising when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. Banks with excessive interest rate risk exposure may be required to maintain higher levels of capital to protect them against that exposure.

         LOANS-TO-ONE-BORROWER. The Bank is subject to the Commissioner's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made pursuant to this authority does not exceed 150% of the savings bank's net worth. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of the savings bank's net worth.

         As of December 31, 2001, the largest aggregate amount of loans that the Bank had to any one borrower was $4,070,839. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

         LIMITS ON RATES PAID ON DEPOSITS AND BROKERED DEPOSITS. Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll-over such deposits without restriction, "adequately capitalized" depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below. See "-Prompt Corrective Action." As of December 31, 2001, the Bank was considered "well capitalized," and, thus, was not subject to the limitations on rates payable on its deposits.

         FEDERAL HOME LOAN BANK SYSTEM. The Federal Home Loan Bank system provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the Federal Home Loan Bank of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the Federal Home Loan Bank of Atlanta. On December 31, 2001, the Bank was in compliance with this requirement, with an investment in Federal Home Loan Bank of Atlanta of $1,348,000.00.

         RESERVE REQUIREMENTS. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts equal to specified percentages of the balances of such accounts. These percentages are subject to adjustment by the Federal Reserve Board. Because the Bank's reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of the Bank's interest-earning assets. At December 31, 2001, the Bank met FDIC reserve requirements.

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

         LIQUIDITY. The Bank is subject to the liquidity requirements established by the Commissioner. North Carolina law requires savings banks to maintain cash and readily marketable investments of not less that 10% of the savings bank's total assets. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments that, in the judgment of the Commissioner, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 2001, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 14.6%.

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

         Under the FDIC's rules implementing the prompt corrective action provisions, an insured, state-chartered savings bank that (i) has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, and a Leverage Capital Ratio of 5.0% or greater, and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is deemed to be "well capitalized." A savings bank with a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and a Leverage Capital Ratio of 4.0%" or greater, is considered to be "adequately capitalized." A savings bank that has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, or a Leverage Capital Ratio of less than 4.0%, is considered to be "undercapitalized." A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0%, or a Leverage Capital Ratio of less than 3.0%, is considered to be "significantly undercapitalized," and a savings bank that has a ratio of tangible equity capital to assets equal to or less than 2.0% is deemed to be "critically undercapitalized." For purposes of these rules, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards (see "- Net Worth and Capital Adequacy Requirements of the Bank"), plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with certain exceptions). A savings bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

         At December 31, 2001, the Bank had the requisite capital levels to qualify as "well capitalized."

         INTERSTATE BANKING. The Bank Holding Company Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state. Acquisitions are subject to antitrust provisions that cap at 10% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control and generally cap at 30% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

         Subject to certain conditions and the states' right to opt out of certain provisions, the interstate banking laws also permit interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to accelerate the effective date for interstate mergers by adopting a law authorizing merger transactions prior to June 1, 1997, or it could "opt out" and thereby prohibit interstate branching by enacting legislation to that effect prior to that date. The interstate banking laws also permit banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes that, under certain conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

         RESTRICTIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations.

         In addition, the Bank is not permitted to declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank's mutual to stock conversion.

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

         North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the Commissioner. The approval is conditioned upon findings by the Commissioner that, among other things, such merger or consolidation will promote the best interests of the members or stockholders of the merging institutions. North Carolina law also provides for simultaneous mergers and conversions and for supervisory mergers conducted by the Administrator.

         FUTURE REQUIREMENTS. Statutes and regulations that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions are introduced regularly. Neither the Company nor the Bank can predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

ITEM 2. DESCRIPTION OF PROPERTY

PROPERTIES

         The following table sets forth the location of the Bank's principal office in Albemarle, North Carolina and its full service branch office in Locust, North Carolina, as well as certain other information relating to these offices as of December 31, 2001. The Bank owns both the Albemarle and Locust offices. The Bank also owns two vacant lots which are adjacent to its Albemarle office and a lot in Oakboro, but has no plans for these lots at the present time.

--------------------------------------------------------------------------------------------------------------------
                                                               NET BOOK VALUE
                       ADDRESS                                   OF PROPERTY                     DEPOSITS

--------------------------------------------------------------------------------------------------------------------
Albemarle:
  155 West South Street                                          $  609,224                    $134,068,000
  Albemarle, North Carolina 28001

--------------------------------------------------------------------------------------------------------------------
  Two (2) Vacant Lots
  South Second Street                                            $   32,667                    $          0
  Albemarle, North Carolina 28001

--------------------------------------------------------------------------------------------------------------------
Locust:
  406 West Main Street                                           $  207,010                    $ 33,534,000
  Locust, North Carolina 28097

--------------------------------------------------------------------------------------------------------------------
Oakboro:
  Highway 205                                                    $  273,483                    $          0
  Oakboro, North Carolina 28129

--------------------------------------------------------------------------------------------------------------------

Totals                                                           $1,122,384                    $167,602,000

--------------------------------------------------------------------------------------------------------------------

         The Bank's management considers the property to be in good condition and is of the opinion that it is adequately covered by insurance. The total net book value of the Bank's furniture, fixtures and equipment on December 31, 2001 was $275,000. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2001, the Bank had recorded $18,000 for real estate acquired in settlement of loans.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         See the information under the section captioned "Common Stock Information" on page 46 in the Company's 2001 Annual Report, which section is incorporated herein by reference. See "Item 1. DESCRIPTION OF
BUSINESS--Supervision and Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions that limit the ability of the Bank to pay dividends to the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The table below sets forth certain performance ratios for the Company for the periods indicated.

--------------------------------------------------------------------------------------------------------------------
                                                               Year Ended                    Year Ended
                                                               December 31                  September 30
--------------------------------------------------------------------------------------------------------------------
                                                      2001        2000        1999        1998        1997
                                                     ------      ------      ------      ------      ------
--------------------------------------------------------------------------------------------------------------------

Return on Average Assets (Net income divided
   by average total assets)                            0.47%       0.39%       0.15%       0.35%       1.24%

--------------------------------------------------------------------------------------------------------------------
Return on Average Equity (Net income divided
   by average shareholders' equity                     4.22%       2.94%       0.96%       1.89%       4.70%

--------------------------------------------------------------------------------------------------------------------
Average Equity to Average Assets Ratio
   (Average shareholders' equity divided by
   average total assets)                              11.24%      13.12%      16.12%      18.43%      26.40%

--------------------------------------------------------------------------------------------------------------------
Interest Rate Spread for the Period                    2.39%       2.39%       2.48%       1.97%       2.02%

--------------------------------------------------------------------------------------------------------------------
Average Interest-Earning Assets to Average
   Interest-Bearing Liabilities                      110.92%     115.11%     118.68%     123.10%     136.08%

--------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                    2.88%       3.07%       3.24%       2.98%       3.46%

--------------------------------------------------------------------------------------------------------------------
Loan Loss Allowance to Nonperforming Assets
   at Period End                                      55.82%      93.87%     222.23%     135.76%      81.25%

--------------------------------------------------------------------------------------------------------------------

         See also the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 3 through 10 in the Company's 2001 Annual Report which section is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and supplementary data set forth on pages 12 through 17 of the Company's 2001 Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As of February 21, 2001, Dixon Odom PLLC was engaged as the Bank's new independent auditor. Prior to that time, McGladrey & Pullen, LLP ("M&P") served as the Bank's independent auditor. The decision to change independent auditors was made by the Company's Audit Committee after soliciting bids on the Company's auditing work from accounting firms and was approved by the Board of Directors. M&P's report on the Bank's financial statements for the fiscal years ended September 30, 1998, September 30, 1999, and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or procedure which, if not resolved to the satisfaction of the auditor, would have caused it to make reference to the subject of such disagreement in connection with its reports. During its three most recent fiscal years, the Bank has not consulted Dixon Odom PLLC with regard to either (i) application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Bank's financial statements, or (ii) any matter that was either the subject of a disagreement or reportable event.

         The Board of Directors of the Bank has selected Dixon Odom PLLC as independent certified public accountants to audit the financial statements of the Bank for the fiscal year ending December 31, 2002. Such selection is being submitted to the Company's stockholders for ratification.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this Item regarding directors, executive officers, promoters and control persons of the Company is set forth under the sections of the Proxy Statement captioned "Proposal 1 - Election of Directors - General" of the Proxy Statement and "Proposal 1 - Election of Directors - Executive Officers," which sections are incorporated herein by reference.

         The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the Proxy Statement section captioned "Section 16(a) Beneficial Ownership Reporting Compliance," which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item is set forth under the Proxy Statement sections captioned "Proposal 1 - Election of Directors - Directors' Compensation" and " - Executive Compensation," which sections are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the Proxy Statement section captioned "Security Ownership of Certain Beneficial Owners."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There have been no reportable transactions during the two most recent fiscal years nor are any reportable transactions proposed as of the date of this Form 10-KSB. See also the Proxy Statement section captioned "Proposal

1 - Election of Directors - Certain Indebtedness and Transactions of Management," which section is incorporated herein by reference.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

13(a) Consolidated Financial Statements (contained in the Bank's 2001 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

         (a)      Independent Auditor's Report

         (b) Statements of Financial Condition as of December 31, 2001, 2000 and 1999

         (c) Statements of Income and Comprehensive Income for the Years Ended December 31, 2001, 2000, September 30, 1999, and three months ended December 31, 1999

         (d) Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000, and September 30, 1999, and three months ended December 31, 1999

         (e) Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and September 30, 1999, and three months ended December 31, 1999

         (f)      Notes to Consolidated Financial Statements

13(b)    Exhibits

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

         Exhibit (11)               Statement Regarding Computation of Per
                                    Share Earnings

         Exhibit (13)               Portions of the 2001 Annual Report to
                                    Stockholders (excluding page 2, the Report to Stockholders)

         Exhibit (13)(b)            No reports on Form 8-K were filed during the
                                    last quarter of the period covered by this report.

         Exhibit (16)               Report on change in certifying accountant,
                                    incorporated herein by reference to the Form
                                    8-Ks dated February 23, 2001 and March 6,
                                    2001.

         Exhibit (21)               See "Item 1. Description of Business" for
                                    discussion of subsidiaries

         Exhibit (23)(i)            Consent of Independent Certified Public
                                    Accountants

         Exhibit (23)(ii)           Consent of former Independent Certified
                                    Public Accountants

         Exhibit (99)               Independent Auditor's Report by McGladrey &
                                    Pullen, LLP

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOUTH STREET FINANCIAL CORP.



Date:  March 19, 2002                  By:  /s/ Carl M.  Hill
                                          -------------------------------------
                                          Carl M.  Hill
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                    Title                                             Date
---------                                                    -----                                             ----



/s/ Carl M. Hill                                     President, Chief Executive                            March 18, 2002
----------------------------------------             Officer and Director
Carl M.  Hill



/s/ R. Ronald Swanner                                Executive Vice President,                             March 18, 2002
----------------------------------------             Secretary and Director
R.  Ronald Swanner



/s/ Christopher F. Cranford                          Controller and Treasurer                              March 18, 2002
----------------------------------------
Christopher F. Cranford



/s/ Caldwell A. Holbrook,                            Director                                              March 18, 2002
----------------------------------------
Caldwell A. Holbrook, Jr.



/s/ Joel A. Huneycutt                                Director                                              March 18, 2002
----------------------------------------
Joel A. Huneycutt



/s/ Douglas Dwight Stokes                            Director                                              March 18, 2002
----------------------------------------
Douglas Dwight Stokes



/s/ Greg E. Underwood                                Director                                              March 18, 2002
----------------------------------------
Greg E. Underwood

                                INDEX TO EXHIBITS

Exhibit No.                                    Description
-----------                                    -----------
Exhibit (11)               Statement Regarding Computation of Per Share Earnings

Exhibit (13)               2001 Annual Report (excluding page 2, the Report to Stockholders)

Exhibit (23)(i)            Consent of Independent Certified Public Accountants

Exhibit (23)(ii)           Consent of McGladrey & Pullen, LLP

Exhibit (99)               Independent Auditor's Report by McGladrey & Pullen, LLP