Form 10QSB
period 2002-03-31
SOUTH STREET FINANCIAL CORP
filed 2002-05-10
CIK 1014964

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                [ X ] Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                     [ ] Transition Report Under Section 13

                          or 15(d) of the Exchange Act

                                For the transition period ended
                                                                ----------------


                         Commission File Number 0-21083

                          SOUTH STREET FINANCIAL CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               NORTH CAROLINA                                                               56-1973261
--------------------------------------------                                    -----------------------------------
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


                                 (704) 982-9184

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
----------- ------------

As of April 30, 2002, 3,099,867 shares of the issuer's common stock, no par value, were outstanding.

This report contains 12 pages.


                                                                                                           Page No.


Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition

                  March 31, 2002 and December 31, 2001                                                       3

                  Consolidated Statements of Income

                  Three Months Ended March 31, 2002 and 2001                                                 4

                  Consolidated Statements of Cash Flows

                  Three Months Ended March 31, 2002 and 2001                                                 5

                  Notes to Consolidated Financial Statements                                                 6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations               8

Part II.      Other Information

                  Item 6.  Exhibits and Reports on Form 8-K                                                 11


Part I.  Financial Information

Item 1 - Financial Statements

                   South Street Financial Corp. and Subsidiary

                 Consolidated Statements of Financial Condition

--------------------------------------------------------------------------------

                                                                                 March 31,
                                                                                   2002             December 31,
ASSETS                                                                          (Unaudited)             2001*
                                                                            ------------------   ------------------
                                                                                    (Dollars in thousands)

Cash and cash equivalents:
   Noninterest-bearing deposits                                             $            3,618   $            3,486
   Interest-bearing deposits                                                             5,272                5,865
   Federal funds sold                                                                    2,516                2,628
Securities held to maturity                                                              4,176                4,697
Securities available for sale                                                           16,291               16,972
Loans receivable, net                                                                  174,483              173,132
Real estate acquired in settlement of loans                                                 18                   18
Real estate held for investment                                                          1,029                1,026
Accrued interest receivable                                                              1,149                1,058
Property and equipment, net                                                              1,392                1,427
Federal Home Loan Bank stock                                                             1,509                1,348
Other assets                                                                               727                  711
                                                                            ------------------   ------------------

                                                            TOTAL ASSETS    $          212,180   $          212,368
                                                                            ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

   Deposits                                                                 $          167,313   $          167,590
   Borrowings                                                                           17,000               17,000
   Advance payments by borrowers for taxes and insurance                                   340                  165
   Accrued expenses and other liabilities                                                3,707                3,724
                                                                            ------------------   ------------------

                                                       TOTAL LIABILITIES               188,360              188,479
                                                                            ------------------   ------------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value: authorized 5,000,000 shares; none issued                   -                    -
   Common stock, no par value; authorized 20,000,000 shares; issued 3,137,767 shares at March 31, 2002
    and 3,111,867 shares at December 31, 2001                                            8,138                8,296
   Unearned compensation                                                                (1,354)              (1,437)
   Unearned ESOP                                                                        (2,439)              (2,439)
   Retained earnings, substantially restricted                                          19,511               19,434
   Accumulated other comprehensive income (loss)                                           (36)                  35
                                                                            ------------------   ------------------

                                              TOTAL STOCKHOLDERS' EQUITY                23,820               23,889
                                                                            ------------------   ------------------

                                                   TOTAL LIABILITIES AND
                                                    STOCKHOLDERS' EQUITY    $          212,180   $          212,368
                                                                            ==================   ==================

* Derived from audited financial statements


See accompanying notes.
                                     - 3 -

                   South Street Financial Corp. and Subsidiary

                  Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                         2002             2001
                                                                                     -------------    -------------
                                                                                         (Dollars in thousands)
INTEREST INCOME

   Loans                                                                             $       3,265    $       3,057
   Investment securities                                                                       308              453
   Other interest-bearing deposits                                                              24              128
                                                                                     -------------    -------------

                                                             TOTAL INTEREST INCOME           3,597            3,638
                                                                                     -------------    -------------
INTEREST EXPENSE
   Deposits                                                                                  1,734            2,053
   Borrowings                                                                                  144              264
                                                                                     -------------    -------------

                                                            TOTAL INTEREST EXPENSE           1,878            2,317
                                                                                     -------------    -------------

                                                               NET INTEREST INCOME           1,719            1,321
                                                                                     -------------    -------------

PROVISION FOR LOAN LOSSES                                                                        -                -
                                                                                     -------------    -------------

                                                         NET INTEREST INCOME AFTER
                                                         PROVISION FOR LOAN LOSSES           1,719            1,321
                                                                                     -------------    -------------

NON-INTEREST INCOME
   Service charges and fees                                                                     58               64
   Other                                                                                         5                9
                                                                                     -------------    -------------

                                                         TOTAL NON-INTEREST INCOME              63               73
                                                                                     -------------    -------------
NON-INTEREST EXPENSE
   Compensation and benefits                                                                   843              766
   Net occupancy                                                                                94               94
   Federal deposit insurance premium                                                             7                7
   Data processing                                                                              74               68
   Other                                                                                       198              164
                                                                                     -------------    -------------

                                                        TOTAL NON-INTEREST EXPENSE           1,216            1,099
                                                                                     -------------    -------------

                                                        INCOME BEFORE INCOME TAXES             566              295

INCOME TAXES                                                                                   205              103
                                                                                     -------------    -------------

                                                                        NET INCOME   $         361    $         192
                                                                                     =============    =============

BASIC AND DILUTED NET INCOME PER COMMON SHARE                                        $          13    $          07
                                                                                     =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
   BASIC AND DILUTED                                                                     2,830,374        2,829,038
                                                                                     =============    =============

See accompanying notes.
                                     - 4 -

                   South Street Financial Corp. and Subsidiary

                Consolidated Statements of Cash Flows (Unaudited)

--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2002            2001
                                                                                       ------------    ------------
                                                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $        361    $        192
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Net accretion of premiums and discounts on securities                                       19              18
     Amortization of deferred loan fees                                                        (148)            (96)
     Provision for depreciation                                                                  44              41
     Amortization of unearned compensation                                                       83              36
     Deferred income taxes                                                                       42             (12)
     ESOP expense                                                                               (75)            (71)
     (Increase) decrease in assets:
       Accrued interest receivable                                                              (91)            (40)
       Prepaid expenses and other assets                                                        (16)            732
     Decrease in liabilities:
       Accrued expenses and other liabilities                                                   (13)         (1,128)
                                                                                       ------------    -------------

                                                           NET CASH PROVIDED (USED)
                                                            BY OPERATING ACTIVITIES             206            (328)
                                                                                       ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of FHLB stock                                                                      (161)           (119)
   Proceeds from maturities and recalls of securities available for sale                        559           5,452
   Principal collected on securities held to maturity                                           506             202
   Loan originations and principal payments on loans, net                                    (1,203)         (1,711)
   Purchase of office properties and equipment                                                   (9)             (5)
   Investment in real estate held for investment                                                 (3)              -
   Purchase of real estate held for investment                                                    -             (57)
                                                                                       ------------    -------------

                                                           NET CASH PROVIDED (USED)
                                                            BY INVESTING ACTIVITIES            (311)          3,762
                                                                                       -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                         (277)          4,953
   Net increase in advance payments by borrowers for taxes and insurance                        175             127
   Principal payment received on ESOP note                                                        -              63
   Dividends paid                                                                              (284)           (285)
   Repurchase of common stock                                                                   (82)           (290)
                                                                                       ------------    ------------

                                                           NET CASH PROVIDED (USED)
                                                            BY FINANCING ACTIVITIES            (468)          4,568
                                                                                       -------------   ------------

                                                         NET INCREASE (DECREASE) IN

                                                          CASH AND CASH EQUIVALENTS            (573)          8,002

CASH AND CASH EQUIVALENTS, BEGINNING                                                         11,979           7,483
                                                                                       ------------    ------------

                                                  CASH AND CASH EQUIVALENTS, ENDING    $     11,406    $     15,485
                                                                                       ============    ============

See accompanying notes.
                                     - 5 -

                   South Street Financial Corp. and Subsidiary

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of South Street Financial Corp. (the "Company") and its wholly-owned subsidiary, Home Savings Bank of Albemarle, Inc. SSB, ("Home Savings" or the "Bank"), the Bank's wholly-owned subsidiary, South Street Development Corporation ("SSDC"), and SSDC's wholly-owned subsidiary, Park Ridge Associates, LLC ("Park Ridge"). All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - EARNINGS PER SHARE

The Company's basic earnings per share for the three month period ended March 31, 2002 is based on net income earned divided by the weighted average number of shares outstanding from the beginning of the period to the end of the period. Diluted earnings per share is adjusted for all potential common stock instruments having a dilutive effect. For purposes of this computation, the number of shares of common stock purchased by the ESOP which have not been allocated to participant accounts are not assumed to be outstanding.

NOTE C - DIVIDENDS DECLARED

On March 18, 2002, the Company's Board of Directors declared a dividend of $.10 per share for shareholders of record as of April 1, 2002 and payable on April 11, 2002. In addition, on March 18, 2002, the Board of Directors of the Bank declared an upstream dividend of $311,000 to the Company.

NOTE D - BORROWINGS

Borrowings, which consisted solely of advances from the FHLB, totaled $17,000,000 at March 31, 2002. The weighted average interest rate of the advances was 3.50%. The advances mature at varying dates 2002 through 2003.

                   South Street Financial Corp. and Subsidiary

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002. The adoption of the provisions of SFAS No. 141 and SFAS 142 effective January 1, 2002 did not affect the Company's financial statements.

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

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

The Company's total assets decreased slightly from $212.4 million at December 31, 2001 to $212.2 million at March 31, 2002. The Company was able to grow its loan portfolio during the quarter by $1.4 million from $173.1 million at December 31, 2001 to $174.5 million at March 31, 2002. This increase, however, was more than offset by a decrease in the Company's liquid assets (consisting of cash and cash equivalents and investment securities) during the quarter of approximately $1.8 million. The primary use for the remainder of the Company's liquid assets during the quarter was the purchase of $161,000 of Federal Home Loan Bank stock.

The Bank has guaranteed the repayment of the ESOP's note payable to the Company, which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company. The Company's note receivable from the ESOP totals $2.4 million at March 31, 2002 and is reported as a reduction of stockholders' equity. Retained earnings increased by $77,000 to $19.5 million at March 31, 2002, which is attributable to the Company's net income of $361,000 net of dividends paid for the three months ended March 31, 2002 in the amount of $284,000. Common stock and unearned compensation decreased by $75,000 to $6.8 million at March 31, 2002 from $6.9 million at December 31, 2001. The decrease was primarily attributable to the repurchase of 12,000 shares of outstanding common stock in the amount of $82,200.

As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies. At March 31, 2002, the Company's stockholders' equity amounted to $23.8 million, or 11.2% of total assets and exceeds all regulatory capital requirements.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, was $437,000 and $747,000 at March 31, 2002 and December 31, 2001,
respectively. During the three month period ended March 31, 2002, the Bank's level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding. Based on their analysis, management determined that no loan loss provisions were necessary during the three months ended March 31, 2002 and 2001.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and
2001

General. Net income for the three month period ended March 31, 2002 was $361,000, or $169,000 more than the $192,000 earned during the same period in 2001.

Interest income. Interest income decreased by $41,000 from $3.64 million for the three months ended March 31, 2001 to $3.60 million for the three months ended March 31, 2002. The decrease was primarily attributable to declines in the levels of investment securities and interest-bearing deposits, net of an increase in the average balance of loans receivable.

Interest expense. Interest expense on deposits and borrowed funds decreased by $439,000 from $2.3 million for the three months ended March 31, 2001 to $1.9 million for the three months ended March 31, 2002. The decrease is primarily due to decreased interest rates on customer deposits and borrowings for the three months ended March 31, 2002 compared to the same period in 2001.

Net interest income. Net interest income increased by $398,000 from $1.3 million for the three months ended March 31, 2001 to $1.7 million for the three months ended March 31, 2002. This increase resulted principally due to the increased loan volume and the maturity of high rate certificate of deposit accounts subsequent to March 31, 2001.

Provision for loan losses. There were no provisions for loan losses charged to income during the three months ended March 31, 2002 and 2001. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible.

Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowances is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding and the Bank's loan charge-offs during the three months ended March 31, 2002 and 2001 were minimal.

At March 31, 2002, the Bank's allowance for loan losses amounted to $425,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income. The Company earned non-interest income of $63,000 during the three months ended March 31, 2002 compared to $73,000 that was earned during the same period in 2001. This decrease in non-interest income of $10,000 was primarily attributable to a decrease in early withdrawal penalties on certificates of deposit of $5,000. Early withdrawal penalties were $7,000 for the three months ended March 31, 2002 versus $12,000 for the same period in 2001.

Non-interest expense. Non-interest expense increased by $117,000 from $1.1 million for the three months ended March 31, 2001 to $1.2 million for the three months ended March 31, 2002. This increase resulted primarily from an increase in compensation expense of $77,000 due largely to expense associated with annual raises and the addition of personnel.

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

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the North Carolina Administrator of the Savings Institutions Division. The Bank's liquidity ratio at March 31, 2002, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders' equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Administrator requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Administrator at March 31, 2002.

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

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits.

                  None

            (b)   Reports on Form 8-K.

                  The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SOUTH STREET FINANCIAL CORP.

Date:  May 6, 2002                                   By:   /s/ R. Ronald Swanner
                                                           --------------------------------------------------------
                                                           R. Ronald Swanner
                                                           President and Chief Executive Officer

Date:  May 6, 2002                                   By:   /s/ Christopher F. Cranford
                                                           --------------------------------------------------------
                                                           Christopher F. Cranford
                                                           Treasurer and Controller