Form 10QSB
period 2002-06-30
SOUTH STREET FINANCIAL CORP
filed 2002-08-13
CIK 1014964

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-QSB

☒  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

☐  Transition Report Under Section 13
or 15(d) of the Exchange Act

For the transition period ended _______________

Commission File Number   0-21083

SOUTH STREET FINANCIAL CORP.

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-1973261

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

155 WEST SOUTH STREET, ALBEMARLE, NC 28001

(Address of principal executive office)

(704) 982-9184

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒     No ☐

As of August 8, 2002, 3,099,867 shares of the issuer’s common stock, no par value, were outstanding.

This report contains 13 pages.

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements

South Street Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition

	June 30, 2002 (Unaudited)	December 31, 2001*

	(In Thousands)
ASSETS
Cash and cash equivalents:
Noninterest-bearing deposits	$2,943	$3,486
Interest-bearing deposits	9,158	5,865
Federal funds sold	699	2,628
Securities held to maturity	3,912	4,697
Securities available for sale	11,972	16,972
Federal Home Loan Bank stock	1,509	1,348
Loans receivable, net	178,290	173,132
Real estate acquired in settlement of loans	18	18
Real estate held for investment	1,029	1,026
Accrued interest receivable	1,078	1,058
Office properties and equipment, net	1,352	1,427
Prepaid expenses and other assets	837	711

TOTAL ASSETS	$212,797	$212,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$166,322	$167,590
Borrowings	17,000	17,000
Advance payments by borrowers for taxes and insurance	511	165
Accrued expenses and other liabilities	4,898	3,724

TOTAL LIABILITIES	188,731	188,479

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: authorized 5,000,000 shares; none issued	—	—
Common stock, no par value: authorized 20,000,000 shares; issued 3,099,867 shares at June 30, 2002 and 3,111,867 shares at December 31, 2001	8,053	8,296
Unearned compensation	(1,271)	(1,437)
Unearned ESOP	(2,390)	(2,439)
Retained earnings, substantially restricted	19,645	19,434
Accumulated other comprehensive income	29	35

TOTAL STOCKHOLDERS’ EQUITY	24,066	23,889

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$212,797	$212,368

* Derived from audited financial statements

See accompanying notes.

South Street Financial Corp. and Subsidiary
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
INTEREST INCOME
Loans	$3,191	$3,140	$6,456	$6,198
Mortgage-backed securities	139	222	294	463
Investment securities	114	138	267	326
Other interest-bearing deposits	41	163	65	315

TOTAL INTEREST INCOME	3,485	3,663	7,082	7,302

INTEREST EXPENSE
Deposits	1,615	2,036	3,349	4,089
Borrowings	145	265	289	530

TOTAL INTEREST EXPENSE	1,760	2,301	3,638	4,619

NET INTEREST INCOME	1,725	1,362	3,444	2,683

PROVISION FOR LOAN LOSSES	—	—	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,725	1,362	3,444	2,683

NON-INTEREST INCOME
Service charges and fees	71	57	129	120
Gain on sale of assets	5	17	5	17
Other	5	9	10	19

TOTAL NON-INTEREST INCOME	81	83	144	156

NON-INTEREST EXPENSE
Compensation and benefits	818	764	1,661	1,529
Net occupancy	96	83	190	177
Federal deposit insurance premium	8	7	15	15
Data processing	72	69	146	137
Other	211	204	409	368

TOTAL NON-INTEREST EXPENSE	1,205	1,127	2,421	2,226

INCOME BEFORE INCOME TAXES	601	318	1,167	613
INCOME TAXES	221	120	426	223

NET INCOME	$380	$198	$741	$390

PER SHARE DATA:
Basic and diluted net income per common share	$.13	$.07	$.26	$.14

Dividends	$.10	$.10	$.20	$.20

Weighted average common shares outstanding, basic and diluted	2,840,794	2,808,436	2,846,927	2,818,737

See accompanying notes.

South Street Financial Corp. and Subsidiar
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,

	2002	2001

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$741	$390
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Net accretion of premiums and discounts on securities	39	33
Amortization of deferred loan fees	(262)	(256)
Provision for depreciation	87	82
Gain on sale of real estate held for investment	—	(18)
Amortization of unearned compensation	166	—
Deferred income taxes	29	(20)
ESOP expense	(160)	(68)
(Increase) decrease in assets:
Accrued interest receivable	(20)	57
Prepaid expenses and other assets	(126)	582
Increase (decrease) in other liabilities:
Accrued expenses and other liabilities	1,149	(800)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,643	(18)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	(161)	(119)
Purchase of securities available for sale	(2,013)	—
Proceeds from maturities and recalls of securities available for sale	6,994	7,997
Principal collected on securities held to maturity	754	708
Loan originations and principal payments on loans, net	(4,896)	(9,034)
Purchase of office properties and equipment	(12)	(7)
Investment in real estate held for investment	(3)	—
Purchase of real estate held for investment	—	(65)
Proceeds from sale of real estate held for investment	—	76

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	663	(444)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,268)	6,041
Net increase in advance payments by borrowers for taxes and insurance	346	258
Principal payment received on ESOP note	49	221
Dividends paid	(530)	(566)
Repurchase of common stock	(82)	(374)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(1,485)	5,580

NET INCREASE IN CASH AND CASH EQUIVALENTS	821	5,118
CASH AND CASH EQUIVALENTS, BEGINNING	11,979	7,483

CASH AND CASH EQUIVALENTS, ENDING	$12,800	$12,601

See accompanying notes.

South Street Financial Corp. and Subsidiary
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of South Street Financial Corp. (the “Company”) and its wholly-owned subsidiary, Home Savings Bank of Albemarle, S.S.B., (“Home Savings” or the “Bank”), the Bank’s wholly-owned subsidiary, South Street Development Corporation (“SSDC”), and SSDC’s wholly-owned subsidiary, Park Ridge Associates, LLC (“Park Ridge”). All significant intercompany transactions and balances have been eliminated in consolidation.  Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - EARNINGS PER SHARE

The Company’s basic earnings per share for the three and six month periods ended June 30, 2002 is based on net income earned divided by the weighted average number of shares outstanding from the beginning of the period to the end of the period.  Diluted earnings per share is adjusted for all potential common stock instruments having a dilutive effect.  For purposes of this computation, the number of shares of common stock purchased by the ESOP which have not been allocated to participant accounts are not assumed to be outstanding.

NOTE C - DIVIDENDS DECLARED

On June 17, 2002, the Company’s Board of Directors declared a dividend of $.10 per share for shareholders of record as of July 1, 2002 and payable on July 11, 2002.  In addition, on June 17, 2002, the Board of Directors of the Bank declared an upstream dividend of $309,987 to the Company.

NOTE D - BORROWINGS

Borrowings, which consisted solely of advances from the FHLB, totaled $17,000,000 at June 30, 2002.  The weighted average interest rate of the advances was 3.50%.  The advances mature at varying dates from 2002 through 2003.

South Street Financial Corp. and Subsidiary
Notes to Consolidated Financial Statements

NOTE E - COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(In Thousands)		(In Thousands)
Unrealized holiding gains (losses) on available-for-sale securities	$107	$(35)	$(10)	$179
Reclassification adjustment for (gains) losses realized in income	—	—	—	—

Net unrealized gains (losses)	107	(35)	(10)	179
Tax effect	(42)	14	4	(70)

Net of tax amount	$65	$(21)	$(6)	$109

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and conditions; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Total consolidated assets increased by $429,000 or .20% to $212.8 million at June 30, 2002 from $212.4 million at December 31, 2001.  Net loans receivable increased by $5.2 million or 3% to $178.3 million at June 30, 2002 from $173.1 million at December 31, 2001.  This increase in our loan portfolio was funded almost entirely from proceeds from the maturity of investment securities classified as available for sale, which decreased $5.0 million or 30% to $12.0 million at June 30, 2002 from $17.0 million at December 31, 2001.  Additionally, investment securities held to maturity decreased $785,000 or 16.7% to $3.9 million at June 30, 2002 from $4.7 million at December 31, 2001. Our liabilities, consisting primarily of deposits from our customers and borrowings remained relatively stable at $188.7 million as compared to $188.5 million at December 31, 2001.

The Bank has guaranteed the repayment of the ESOP’s note payable to the Company, which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company.  The Company’s note receivable from the ESOP totals $2.4 million at June 30, 2002 and is reported as a reduction of stockholders’ equity.  Retained earnings increased by $211,000 to $19.6 million at June 30, 2002, which is attributable to the Company’s net income of $741,000 net of dividends paid for the six months ended June 30, 2002 in the amount of $530,000.  Common stock and unearned compensation decreased by $77,000 to $6.8 million at June 30, 2002 from $6.9 million at December 31, 2001.  The decrease was primarily attributable to the repurchase of 12,000 shares of outstanding common stock in the amount of $82,200.

As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies.  At June 30, 2002, the Company’s stockholders’ equity amounted to $24.1 million, or 11.3% of total assets and exceeds all regulatory capital requirements.

The Bank’s level of nonperforming loans, defined as loans past due 90 days or more, was $270,000 and $747,000 at June 30, 2002 and December 31, 2001, respectively.  During the three and six month periods ended June 30, 2002, the Bank’s level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding.  Based on their analysis, management determined that no loan loss provisions were necessary during the three and six months ended June 30, 2002 and 2001.

Comparison of Operating Results for the Three Months Ended June 30, 2002 and 2001

General.  Net income for the three month period ended June 30, 2002 was $380,000, or $182,000 more than the $198,000 earned during the same period in 2001. This improvement resulted principally from the increase in net interest income of $363,000 during the quarter, which is explained below.

Interest income.  Interest income decreased by $178,000 from $3.7 million for the three months ended June 30, 2001 to $3.5 million for the three months ended June 30, 2002.  While the level of our average interest earning assets increased from approximately $196.5 million during the second quarter of 2001 to approximately $204.1 million during the second quarter of 2002, the yield on our average interest earning assets dropped approximately 63 basis points. This decrease in yield resulted from the industry wide rate reductions that occurred subsequent to March 31, 2001, and offset the increase in the volume of our interest earning assets.

Interest expense.  Interest expense on deposits and borrowed funds decreased by $541,000 from $2.3 million for the three months ended June 30, 2001 to $1.8 million for the three months ended June 30, 2002.  As with our interest earning assets, the volume of our average interest bearing liabilities increased from approximately $176.5 million in the second quarter of 2001, to $183.8 million in the second quarter of 2002. However, the decrease in the rates we pay on these liabilities decreased more significantly than did the rates on our earning assets. The average rates for our interest bearing liabilities dropped approximately 138 basis points In comparison to the second quarter of 2001. Again, as with our earning assets, the decrease in interest rates had a more significant impact than did the increase in volume.

Net interest income.  Net interest income increased by $363,000 from $1.4 million for the three months ended June 30, 2001 to $1.7 million for the three months ended June 30, 2002.  This increase resulted from an increase in our net interest earning assets during the quarter combined with the drop in interest rates discussed in the interest income and interest expense captions. The net yield on our average interest earning assets increased approximately 76 basis points during the quarter ended June 30, 2002 as compared to the same period in 2001.

Provision for loan losses.  There were no provisions for loan losses charged to income during the three months ended June 30, 2002 and 2001.  Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.  The decision to increase or decrease the provision and resulting allowance is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.  The Bank’s level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding and the Bank’s loan charge-offs during the three months ended June 30, 2002 and 2001 were minimal.

At June 30, 2002, the Bank’s level of general valuation allowances for loan losses amounted to $425,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income.  The Company earned non-interest income of $81,000 during the three months ended June 30, 2002 compared to the $83,000 that was earned during the same period in 2001. This decrease in non-interest income of $2,000 was primarily attributable to a decrease in nonrecurring gains on the sale of assets.

Non-interest expense.  Non-interest expense increased by $78,000 from $1.1 million for the three months ended June 30, 2001 to $1.2 million for the three months ended June 30, 2002. This increase resulted primarily from an increase in compensation expense of $54,000 due largely to expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

General.  Net income for the six month period ended June 30, 2002 was $741,000, or $351,000 more than the $390,000 earned during the same period in 2001. As was the case for the quarter ended June 30, 2002, this improvement resulted principally from the increase in net interest income of $761,000 during the period, which is explained below.

Interest income.  Interest income decreased by $220,000 from $7.3 million for the six months ended June 30, 2001 to $7.1 million for the six months ended June 30, 2002.  While the level of our average interest earning assets increased from approximately $194.4 million during the first half of 2001 to approximately $204.3 million during the same period in 2002, the yield on our average interest earning assets dropped approximately 58 basis points. This decrease in yield resulted from the industry wide rate reductions that occurred throughout 2001 and offset the increase in the volume of our interest earning assets.

Interest expense.  Interest expense on deposits and borrowed funds decreased by $981,000 from $4.6 million for the six months ended June 30, 2001 to $3.6 million for the six months ended June 30, 2002.  As with our interest earning assets, the volume of our average interest bearing liabilities increased from approximately $174.7 million in the first half of 2001, to $184.1 million in the first half of 2002. However, the decrease in the rates we pay on these liabilities decreased more significantly than did the rates on our earning assets. The average rates for our interest bearing liabilities dropped approximately 134 basis points In comparison to the first six months of 2001. Again, as with our earning assets, the decrease in interest rates had a more significant impact than did the increase in volume.

Net interest income.  Net interest income increased by $761,000 from $2.7 million for the six months ended June 30, 2001 to $3.4 million for the six months ended June 30, 2002.  This increase resulted from an increase in our net interest earning assets during the period combined with the drop in interest rates discussed in the interest income and interest expense captions. The net yield on our average interest earning assets increase approximately 76 basis points during the six months ended June 30, 2002 as compared to the same period in 2001.

Provision for loan losses.  There were no provisions for loan losses charged to income during the six months ended June 30, 2002 and 2001.  Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.  The decision to increase or decrease the provision and resulting allowance is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.  The Bank’s level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding and the Bank’s loan charge-offs during the six months ended June 30, 2002 and 2001 were minimal.

At June 30, 2002, the Bank’s level of general valuation allowances for loan losses amounted to $425,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income.  The Company earned non-interest income of $144,000 during the six months ended June 30, 2002 compared to $156,000 that was earned during the same period in 2001. This decrease in non-interest income of $12,000 was primarily attributable to a decrease in nonrecurring gains on the sale of assets.

Non-interest expense.  Non-interest expense increased by $195,000 from $2.2 million for the six months ended June 30, 2001 to $2.4 million for the six months ended June 30, 2002. This increase resulted primarily from an increase in compensation expense of $132,000 due largely to expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance. due largely to expense associated with annual raises and the addition of personnel.

Liquidity and Capital Resources

The term “liquidity” generally refers to an organization’s ability to generate adequate amounts of funds to meet its needs for cash.  More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments.  Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, through the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter term interest-bearing deposits.

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the North Carolina Administrator of the Savings Institutions Division.  The Bank’s liquidity ratio at June 30, 2002, as computed under such regulations, was considerably in excess of such requirements.  Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders’ equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process.  For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum.  The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital.  The Administrator requires a net worth equal to at least 5% of total assets.  The Bank complied with all of the capital requirements of both the FDIC and the Administrator at June 30, 2002.

Inflation and Changing Prices

The financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation.  The assets and liabilities of the Company are primarily monetary in nature and changes in market interest rates have a greater impact on the Company’s performance than do the effects of inflation.

Part II.         OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Proposal 1:  To elect six members of the Board of Directors for a one-year term until the Annual Meeting of Shareholders in 2003.  Votes for each nominee were as follows:

Name	For	Withheld

J. Banks Garrison, Jr..	2,748,940	18,277
Caldwell A. Holbrook, Jr.	2,756,990	10,227
Joel A. Honeycutt	2,756,990	10,227
Douglas Stokes	2,756,990	10,227
R. Ronald Swanner	2,757,990	9,227
Greg E. Underwood	2,758,990	10,227

Proposal 2:  To ratify the appointment of Dixon Odom PLLC as the Bank’s independent accountants for the year ending December 31, 2002.

For	Against	Withheld

2,765,540	1,302	375

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits.

None

	(b)	Reports on Form 8-K.

The Company filed a current report on form 8-K dated May 28, 2002 announcing the retirement of Carl M. Hill from his role as Chairman of the Board, Chief Executive Officer and President of the Registrant and as Chairman of the Board and Chief Executive Officer of its wholly-owned savings bank subsidiary, Home Savings Bank of Albemarle, Inc., SSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH STREET FINANCIAL CORP.

Date: August 12, 2002	By:	/s/ R. Ronald Swanner

R. Ronald Swanner
President and Chief Executive Officer

Date: August 12, 2002	By:	/s/ Christopher F. Cranford

Christopher F. Cranford
Treasurer and Controller

CERTIFICATION

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by South Street Financial Corp. (the “Issuer”) for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

SOUTH STREET FINANCIAL CORP.

Date: August 12, 2002	By:	/s/ R. Ronald Swanner

R. Ronald Swanner
President and Chief Executive Officer

Date: August 12, 2002	By:	/s/ Christopher F. Cranford

Christopher F. Cranford
Treasurer and Controller