Form 10QSB
period 2002-09-30
SOUTH STREET FINANCIAL CORP
filed 2002-11-14
CIK 1014964

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended_________________

Commission File Number     0-21083

SOUTH STREET FINANCIAL CORP.

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-1973261

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

As of November 4, 2002, 3,079,867 shares of the issuer’s common stock, no par value, were outstanding.

This report contains 16 pages.

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements

South Street Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition

	September 30, 2002	December 31, 2001*
	(Unaudited)

	(In Thousands)
ASSETS
Cash and cash equivalents:
Noninterest-earning deposits	$3,547	$3,486
Interest-earning deposits	18,392	5,865
Federal funds sold	698	2,628
Securities held to maturity	3,534	4,697
Securities available for sale	12,112	16,972
Loans receivable, net	177,913	173,132
Accrued interest receivable	997	1,058
Real estate acquired in settlement of loans	18	18
Real estate held for investment	1,029	1,026
Federal Home Loan Bank stock	1,509	1,348
Office properties and equipment, net	1,309	1,427
Prepaid expenses and other assets	929	711

TOTAL ASSETS	$221,987	$212,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$172,640	$167,590
Borrowings	21,000	17,000
Advance payments by borrowers for taxes and insurance	213	165
Accrued expenses and other liabilities	3,741	3,724

TOTAL LIABILITIES	197,594	188,479

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: authorized 5,000,000 shares; none issued	—	—
Common stock, no par value: authorized 20,000,000 shares; issued 3,099,867 shares at September 30, 2002 and 3,111,867 shares at December 31, 2001	7,974	8,296
Unearned compensation	(1,188)	(1,437)
Unearned ESOP	(2,299)	(2,439)
Retained earnings, substantially restricted	19,785	19,434
Accumulated other comprehensive income	121	35

TOTAL STOCKHOLDERS’ EQUITY	24,393	23,889

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$221,987	$212,368

* Derived from audited financial statements

See accompanying notes.

South Street Financial Corp. and Subsidiary
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
INTEREST INCOME
Loans	$3,176	$3,307	$9,632	$9,504
Investment securities	199	305	760	1,094
Other interest-earning deposits	58	106	123	422

TOTAL INTEREST INCOME	3,433	3,718	10,515	11,020

INTEREST EXPENSE
Deposits	1,567	2,015	4,916	6,104
Borrowings	148	254	437	784

TOTAL INTEREST EXPENSE	1,715	2,269	5,353	6,888

NET INTEREST INCOME	1,718	1,449	5,162	4,132

PROVISION FOR LOAN LOSSES	—	—	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,718	1,449	5,162	4,132

NON-INTEREST INCOME
Service charges and fees	64	36	193	157
Gain on sale of assets	—	—	—	17
Other	84	8	99	26

TOTAL NON-INTEREST INCOME	148	44	292	200

NON-INTEREST EXPENSE
Compensation and benefits	865	703	2,526	2,232
Net occupancy	88	87	278	263
Federal deposit insurance premium	7	7	22	22
Data processing	63	67	209	205
Other	206	203	615	571

TOTAL NON-INTEREST EXPENSE	1,229	1,067	3,650	3,293

INCOME BEFORE INCOME TAXES	637	426	1,804	1,039
INCOME TAXES	235	161	661	384

NET INCOME	$402	$265	$1,143	$655

PER SHARE DATA:
Basic and diluted net income per common share	$.14	$.09	$.40	$.23

Dividends	$.10	$.10	$.30	$.30

Weighted average common shares outstanding, basic and diluted	2,861,646	2,816,465	2,848,153	2,817,980

See accompanying notes.

South Street Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,

	2002	2001

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,143	$655
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Net accretion of premiums and discounts on securities	62	50
Amortization of deferred loan fees	(370)	(369)
Provision for depreciation	131	123
Gain on sale of real estate held for investment	—	(17)
Amortization of unearned compensation	249	145
Deferred income taxes	17	(9)
ESOP expense	(239)	(220)
(Increase) decrease in assets:
Accrued interest receivable	61	(62)
Prepaid expenses and other assets	(219)	123
Increase (decrease) in other liabilities:
Accrued expenses and other liabilities	(55)	478

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	780	897

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	(161)	(119)
Purchase of securities available for sale	(5,014)	—
Proceeds from maturities and calls of securities available for sale	9,999	8,343
Principal collected on securities held to maturity	1,116	1,354
Loan originations and principal payments on loans, net	(4,411)	(14,916)
Purchase of office properties and equipment	(13)	(37)
Investment in real estate held for investment	(3)	(70)
Proceeds from sale of real estate held for investment	—	76

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	1,513	(5,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	5,050	10,114
Proceeds from FHLB borrowings, net of repayments	4,000	5,000
Net increase in advance payments by borrowers for taxes and insurance	48	(178)
Principal payment received on ESOP note	140	274
Dividends paid	(791)	(838)
Repurchase of common stock	(82)	(441)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	8,365	13,931

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,658	9,459
CASH AND CASH EQUIVALENTS, BEGINNING	11,979	7,483

CASH AND CASH EQUIVALENTS, ENDING	$22,637	$16,942

See accompanying notes.

South Street Financial Corp. and Subsidiary
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of South Street Financial Corp. (the “Company”) and its wholly-owned subsidiary, Home Savings Bank of Albemarle, S.S.B., (“Home Savings” or the “Bank”), the Bank’s wholly-owned subsidiary, South Street Development Corporation (“SSDC”), and SSDC’s wholly-owned subsidiary, Park Ridge Associates, LLC (“Park Ridge”). All significant intercompany transactions and balances have been eliminated in consolidation.  Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - EARNINGS PER SHARE

The Company’s basic earnings per share for the three and nine month periods ended September 30, 2002 is based on net income earned divided by the weighted average number of shares outstanding from the beginning of the period to the end of the period.  Diluted earnings per share is adjusted for all potential common stock instruments having a dilutive effect.  For purposes of this computation, the number of shares of common stock purchased by the ESOP which have not been allocated to participant accounts are not assumed to be outstanding.

NOTE C - DIVIDENDS DECLARED

On September 16, 2002, the Company’s Board of Directors declared a dividend of $.10 per share for shareholders of record as of September 30, 2002 and payable on October 10, 2002.  In addition, on September 16, 2002, the Board of Directors of the Bank declared an upstream dividend of $309,987 to the Company.

NOTE D - BORROWINGS

Borrowings, which consisted solely of advances from the FHLB, totaled $21,000,000 at September 30, 2002.  The weighted average interest rate of the advances was 2.39%.  The advances mature at varying dates from 2003 through 2004.

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

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(In Thousands)		(In Thousands)
Unrealized holiding gains (losses) on available-for-sale securities	$153	$310	$143	$492
Reclassification adjustment for (gains) losses realized in income	—	—	—	—

Net unrealized gains (losses)	153	310	143	492
Tax effect	(61)	(124)	(57)	(197)

Net of tax amount	$92	$186	$86	$295

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

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

The Company’s total consolidated assets increased $9.6 million during the nine months ended September 30, 2002 from $212.4 million at December 31, 2001 to $222.0 million. During the first nine months of 2002, our cash and cash equivalents, consisting of interest earning deposits, non-interest earning deposits, and federal funds sold, increased $10.7 million to $22.6 million and our loan portfolio increased $4.8 million to $177.9 million. The growth in our cash and cash equivalents and our loan portfolio was funded by a decrease in our investment securities and by increases in deposits from our customers and borrowings. Our investment securities decreased $6.0 during the nine-month period to $15.6 million at September 30, 2002. This decrease resulted from maturities, repayments, and calls of our investment securities. Deposits from our customers increased $5.0 million from $167.6 million at December 31, 2001 to $172.6 million at September 30, 2002 while our borrowings, consisting solely of advances from the Federal Home Loan Bank, increased $4.0 million during the period to $21.0 million.

The Bank has guaranteed the repayment of the ESOP’s note payable to the Company, which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company.  The Company’s note receivable from the ESOP totals $2.3 million at September 30, 2002 and is reported as a reduction of stockholders’ equity.  Retained earnings increased by $351,000 to $19.8 million at September 30, 2002, which is attributable to the Company’s net income of $1.1 million net of dividends paid for the nine months ended September 30, 2002 in the amount of $791,000.   Common stock and unearned compensation decreased by $73,000 to $6.8 million at September 30, 2002 from $6.9 million at December 31, 2001.  The decrease was primarily attributable to the repurchase of 12,000 shares of outstanding common stock in the amount of $82,200.

As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies.  At September 30, 2002, the Company’s stockholders’ equity amounted to $24.4 million, or 11% of total assets and exceeds all regulatory capital requirements.

The Bank’s level of nonperforming loans, defined as loans past due 90 days or more, was $770,000 and $747,000 at September 30, 2002 and December 31, 2001, respectively.  During the three and nine month periods ended September 30, 2002, the Bank’s level of nonperforming loans remained consistently low in relation to prior periods and to total loans outstanding.  Based on their analysis, management determined that no loan loss provisions were necessary during the three and nine months ended September 30, 2002 and 2001.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

General.  Net income for the three month period ended September 30, 2002 was $402,000, or $137,000 more than the $265,000 earned during the same period in 2001. This improvement resulted principally from the increase in net interest income of $269,000 during the quarter, which is explained below.

Interest income.  Interest income decreased by $285,000 from $3.7 million for the three months ended September 30, 2001 to $3.4 million for the three months ended September 30, 2002.  While the level of our average interest earning assets increased from approximately $202.3 million during the third quarter of 2001 to approximately $209.9 million during the third quarter of 2002, the yield on our average interest earning assets dropped approximately 81 basis points. This decrease in yield resulted from the industry wide rate reductions that occurred subsequent to September 30, 2001, and offset the effects of the increase in the volume of our interest earning assets during the current quarter.

Interest expense.  Interest expense on deposits and borrowings decreased by $554,000 from $2.3 million for the three months ended September 30, 2001 to $1.7 million for the three months ended September 30, 2002.  As with our interest earning assets, the volume of our average interest bearing liabilities increased from approximately $181.6 million in the third quarter of 2001, to $188.5 million in the third quarter of 2002. However, the decrease in the rates we paid on these liabilities decreased more significantly than did the rates on our earning assets. The average rates for our interest bearing liabilities dropped approximately 136 basis points In comparison to the third quarter of 2001. Again, as with our earning assets, the decrease in interest rates had a more significant impact than did the increase in volume of our interest-bearing liabilities.

Net interest income.  Net interest income increased by $269,000 from $1.4 million for the three months ended September 30, 2001 to $1.7 million for the three months ended September 30, 2002.  This increase resulted from an increase in our net interest earning assets during the quarter combined with the drop in interest rates discussed in the interest income and interest expense captions. The net yield on our average interest earning assets increased approximately 55 basis points during the quarter ended September 30, 2002 as compared to the same period in 2001.

Provision for loan losses.  There were no provisions for loan losses charged to income during the three months ended September 30, 2002 and 2001.  Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.  The decision to increase or decrease the provision and resulting allowance is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.  The Bank’s level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding and the Bank’s loan charge-offs during the three months ended September 30, 2002 and 2001 were minimal.

At September 30, 2002, the Bank’s allowance for loan losses amounted to $425,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income.  The Company earned non-interest income of $148,000 during the three months ended September 30, 2002 compared to the $44,000 that was earned during the same period in 2001. This increase in non-interest income of $104,000 was primarily attributable to a $79,000 increase in the cash surrender values of life insurance policies owned by the Company.

Non-interest expense.  Non-interest expense increased by $162,000 from $1.1 million for the three months ended September 30, 2001 to $1.2 million for the three months ended September 30, 2002. This increase resulted primarily from an increase in compensation expense of $162,000 due largely to expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

General.  Net income for the nine month period ended September 30, 2002 was $1.1 million, or $488,000 more than the $655,000 earned during the same period in 2001. As was the case for the quarter ended September 30, 2002, this improvement resulted principally from the increase in net interest income of $1.0 million during the period, which is explained below.

Interest income.  Interest income decreased by $505,000 from $11.0 million for the nine months ended September 30, 2001 to $10.5 million for the nine months ended September 30, 2002.  While the level of our average interest earning assets increased from approximately $197.3 million during the first nine months of 2001 to approximately $206.8 million during the same period in 2002, the yield on our average interest earning assets dropped approximately 100 basis points. This decrease in yield resulted from the industry wide rate reductions that have continued throughout 2002 and offset the effects of the increase in the volume of our interest earning assets during the period.

Interest expense.  Interest expense on deposits and borrowed funds decreased by $1.5 million from $6.9 million for the nine months ended September 30, 2001 to $5.4 million for the nine months ended September 30, 2002.  As with our interest earning assets, the volume of our average interest bearing liabilities increased from approximately $177.6 million in the first nine months of 2001, to $186.5 million in the same period of 2002. However, the decrease in the rates we paid on these liabilities decreased more significantly than did the rates on our earning assets. The average rates for our interest bearing liabilities dropped approximately 202 basis points In comparison to the first nine months of 2001. Again, as with our earning assets, the decrease in interest rates had a more significant impact than did the increase in volume of our interest-bearing liabilities.

Net interest income.  Net interest income increased by $1.1 million from $4.1 million for the nine months ended September 30, 2001 to $5.2 million for the nine months ended September 30, 2002.  This increase resulted from an increase in our net interest earning assets during the period combined with the drop in interest rates discussed in the interest income and interest expense captions. The net yield on our average interest earning assets increase approximately 102 basis points during the nine months ended September 30, 2002 as compared to the same period in 2001.

Provision for loan losses.  There were no provisions for loan losses charged to income during the nine months ended September 30, 2002 and 2001.  Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.  The decision to increase or decrease the provision and resulting allowance is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.  The Bank’s level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding and the Bank’s loan charge-offs during the nine months ended September 30, 2002 and 2001 were minimal.

At September 30, 2002, the Bank’s allowance for loan losses amounted to $425,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income.  The Company earned non-interest income of $292,000 during the nine months ended September 30, 2002 compared to $200,000 that was earned during the same period in 2001. This increase in non-interest income of $92,000 was primarily attributable to a $79,000 increase in the cash surrender values of life insurance policies owned by the Company.

Non-interest expense.  Non-interest expense increased by $357,000 from $3.3 million for the nine months ended September 30, 2001 to $3.7 million for the nine months ended September 30, 2002. This increase resulted primarily from an increase in compensation expense of $294,000 due largely to expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance, due largely to expense associated with annual raises and the addition of personnel.

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

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the North Carolina Commissioner of Banks (the “Commissioner”).  The Bank’s liquidity ratio at September 30, 2002, as computed under such regulations, was considerably in excess of such requirements.  Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders’ equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process.  For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum.  The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital.  The Administrator requires a net worth equal to at least 5% of total assets.  The Bank complied with all of the capital requirements of both the FDIC and the Commissioner at September 30, 2002.

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

Item 3 - Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 and Item 307 of Regulation S-K.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC Filings.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit (3)(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit (4) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (10)(i)	Employment Agreement between R. Ronald Swanner and Home Savings Bank of Albemarle, Inc., S.S.B., incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(ii)	1985 Retirement Payment Agreements with R.Ronald Swanner, Caldwell A. Holbrook, Jr. and Joel A. Huneycutt, incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(iii)

1995 Retirement Payment Agreements with R. Ronald Swanner, Caldwell A. Holbrook, Jr., Joel A. Huneycutt, Douglas Dwight Stokes and Greg E. Underwood, incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(iv)

Directors Retirement Plan Agreements with R. Ronald Swanner, Caldwell A. Holbrook, Jr., Joel A. Huneycutt, Douglas Dwight Stokes and Greg E. Underwood, incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(v)	1985 Supplemental Income Agreement with R. Ronald Swanner, incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(vi)	1995 Supplemental Income Agreement with R. Ronald Swanner, incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(vii)	South Street Financial Corp. Stock Option Plan, incorporated herein by reference to the Form 10-K dated September 30, 1997

Exhibit (10)(viii)	Home Savings Bank of Albemarle, Inc., SSB Management Recognition Plan and Trust Agreement, incorporated herein by reference to the Form 10-K dated September 30, 1997

99.1 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K.

One report on Form 8-K was filed by the Company on July 25, 2002 regarding changes made to the composition of the Company’s Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH STREET FINANCIAL CORP.

Date: November 13, 2002	By:	/s/ R. RONALD SWANNER

R. Ronald Swanner President and Chief Executive Officer

Date: November 13, 2002	By:	/s/ CHRISTOPHER F. CRANFORD

Christopher F. Cranford Treasurer and Controller

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, R. Ronald Swanner, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of South Street Financial Corp., a North Carolina bank (the “registrant”);

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ R. RONALD SWANNER

R. Ronald Swanner President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Christopher F. Cranford, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of South Street Financial Corp., a North Carolina bank (the “registrant”);

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ CHRISTOPHER F. CRANFORD

Christopher F. Cranford Treasurer and Controller