Form 10KSB
period 2002-12-31
SOUTH STREET FINANCIAL CORP
filed 2003-03-28
CIK 1014964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

Commission file number: 0-21083

SOUTH STREET FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

North Carolina	56-1973261

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 West South Street Albemarle, North Carolina	28001

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (704) 982-9184

Securities Registered Pursuant to Section 12(b) of the Act: None

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.  $24,946,923 of common stock, no par value, based on the closing price of such common stock on March 19, 2003.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 3,079,867 shares of common stock, no par value, outstanding at March 19, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to stockholders of South Street Financial Corp. for the year ended December 31, 2002 (“2002 Annual Report”), are incorporated by reference into Part II and Part IV.

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders of South Street Financial Corp. to be held on May 19, 2003, are incorporated by reference into Part III.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

          South Street Financial Corporation (“The Company”) was founded in 1996 as a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the savings bank holding company laws of North Carolina.  The Company’s office is located at 155 West South Street, Albemarle, North Carolina.  The Company’s primary activity is owning Home Savings Bank of Albemarle, Inc. (“the Bank”), a North Carolina-chartered stock savings bank.  The Company’s principal sources of income are earnings on its investments and interest payments received from the Bank’s Employee Stock Ownership Plan (“ESOP”) with respect to the loan made from the Company to the Bank to finance the ESOP.  In addition, the Company will receive any dividends that are declared and paid by the Bank on its capital stock.

          The Bank was originally chartered in 1911.  It has been a member of the Federal Home Loan Bank (“FHLB”) system since 1954 and its deposits are federally insured up to allowable limits.

          The Bank is engaged primarily in the business of attracting retail deposits from the general public and using such deposits to make mortgage loans secured by real estate.  The Bank makes mortgage loans secured by residential real property, including one-to-four family residential real estate loans, home equity line of credit loans and other subordinate lien loans, loans secured by improved nonresidential real property, loans secured by undeveloped real property, and construction loans.  It also makes a limited number of loans that are not secured by real property, such as loans secured by savings accounts.  The Bank’s primary source of revenue is interest income from its lending activities.  Its other major sources of revenue are interest and dividend income from investments and mortgage-backed securities, interest income from its interest-bearing deposit balances in other depository institutions and fee income from its lending and deposit activities.  The major expenses of the Bank are interest on deposits and non-interest expenses such as compensation and fringe benefits, federal deposit insurance premiums, data processing expenses and branch occupancy and related expenses.

          In June 1998, Park Ridge Associates, L.L.C., a joint venture between the Bank’s wholly-owned subsidiary, South Street Development Corporation, and a local real estate developer acquired 25.6 acres of real estate located within the city limits of Albemarle, North Carolina, for the purpose of developing the property into a residential subdivision.  In December 1999, then President Carl M. Hill, Executive Vice President R. Ronald Swanner and Senior Vice President David L. Smith purchased lots in the subdivision from the joint venture.  Before entering into these transactions, the Bank observed procedures prescribed by the Federal Deposit Insurance Corporation (the “FDIC”) and approval of the terms was obtained in advance from both the Bank’s Board of Directors and the Regional Director of the FDIC.  Mr. Hill and Mr. Swanner, both Bank directors at the time, abstained from the Bank Board’s discussion and vote on the matter.  During 2000, the Bank purchased all of the developer’s interest in the property.  In November 2001, President Swanner purchased from South Street Development Corporation a house and lot (now his primary residence) in the subdivision, and, in exchange, South Street Development agreed to purchase Mr. Swanner’s existing residence and the vacant lot Mr. Swanner had purchased in 1999.  The terms of these transactions were approved in advance by the FDIC and the Bank’s Board of Directors (with Mr. Swanner abstaining from the Board’s deliberations and decision to approve the transaction).

          As of December 31, 2002, fourteen of the original thirty lots had been sold, and the rest of the property is currently being marketed.  There can be no assurances that the Bank will be successful in recovering its investment in the venture due to the uncertainty inherent in the construction industry and in the real estate market.

          The Bank is a member of the STAR network and the CIRRUS network for ATMs and Point of Sale (“POS”) terminals, which allows the Bank’s cardholders to enjoy the convenience and accessability of approximately 324,000 ATMs and over 400,000 POS terminals worldwide.

          The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the FDIC, and the Commissioner of Banks, North Carolina Department of Commerce (“the Commissioner”).  Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest.  Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

          At December 31, 2002, the Company had total assets of $227.8 million, net loans of $172.2 million, deposits of $175.7 million, investment securities of $15.2 million and stockholders’ equity of $24.9 million.

          At December 31, 2002, the Company and the Bank had a total of 41 employees, all of whom are full-time.

Subsidiaries

          The Company has no subsidiaries other than the Bank.  The Bank has a wholly-owned subsidiary, South Street Development Corp. (“SSDC”), which is a 100% owner of a premier residential subdivision.  In June 1998, SSDC and Park Ridge Associates, L.L.C. (“Park Ridge”) acquired 25.6 acres of prime real estate located within the city limits of Albemarle, North Carolina.  Park Ridge acquired the real estate to develop it into a residential subdivision.  The upscale subdivision consists of 30 building lots of which 3 have been retained by the sellers and 11 have been sold to buyers.  The project has now been completed.  The Bank recognized $307,951 in gains on the sale of real estate since the inception of the project.  As of December 31, 2002, the Bank’s investment in the venture was $700,000.  There can be no assurances that the Bank will be successful in recovering its investment in the venture, due to the uncertainty inherent in the construction industry and in the real estate market.

Competition

          The Bank faces strong competition both in attracting deposits and making real estate and other loans.  Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions that have greater financial and marketing resources available to them.  The Bank also has faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities.  At December 31, 2002, there were at least 7 other commercial banks, credit unions and mortgage companies as well as numerous other financial services providers located in the Bank’s market area.  At June 30, 2002, the Bank had a deposit market share of approximately 24% in Stanly County, which was the highest in the county.  The ability of the Bank to attract and retain savings deposits depends on its ability generally to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Market Area

          The Bank’s primary market area is Stanly County, North Carolina.  The Bank’s principal office is in Albemarle, North Carolina and it has one full-service branch in Locust, North Carolina.  Stanly County is located in south central North Carolina; Albemarle is approximately 30 miles from Charlotte, North Carolina.

          The Bank’s loans and deposits are primarily generated from the areas where its offices are located.  It does not solicit deposits and loans outside its primary market area and does not use brokers to obtain deposits.  Approximately 80% of the Bank’s deposits are at the Albemarle office. Stanly County is largely rural with a population of 58,100.  Its economy is diversified among manufacturing, trade and services.  Major area employers include Collins and Aikman Corporation, Michelin Aircraft Tire Company, Oakwood Homes, Stanly County and Stanly Memorial Hospital.  Within the past five years, several large manufacturing companies have closed operations in Stanly County, resulting in a significant loss of jobs.  Over the past five years, the local economy has weakened as a result of layoffs and plant closings by local employers.  The North Carolina Department of Commerce has declared Stanly County a “distressed county” entitling it to use state grants and tax credits to lure industry to the area.  Population and household growth, and median and per capita income levels for Stanly County are generally lower than comparable levels for North Carolina and the nation, while unemployment levels are generally higher. Management regards the Stanly County market area as a low growth area in which there is significant competition among financial services providers for market share.  Management believes that opportunities for future earnings growth in the Bank’s primary market area are limited in light of these factors.

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

          Supervision and Regulation of the Company

          General.  The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the conversion.  As a savings bank holding company subject to the BHCA, the Company is subject to certain regulations of the Federal Reserve.  Under the BHCA, a bank holding company such as the Company, which does not qualify as a financial holding company, is prohibited from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  The BHCA also prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

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

          There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and FDIC insurance funds in the event the depository institution becomes in danger of default or is in default.  For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that has become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary to bring the institution into compliance with all acceptable capital standards as of the time the institution initially fails to comply with such capital restoration plan.  Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

          In addition, the “cross-guarantee” provisions of the Federal Deposit Insurance Act, as amended, require insured depository institutions under common control to reimburse the FDIC for any loss suffered as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds.  The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or any affiliate but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

          As a result of the Company’s ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina.  Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

          Financial Services Modernization Legislation.  The Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law on November 12, 1999 to remove barriers separating banking, securities and insurance firms and to make other reforms.  All provisions of the GLB are effective now.

          Financial Affiliations.  Title I of the GLB Act facilitates affiliations among banks, securities firms and insurance companies.  Financial organizations may structure new financial affiliations through a holding company structure, or a financial subsidiary (with limitations on activities and appropriate safeguards).  A bank holding company may now qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a “satisfactory” rating on their last Community Reinvestment Act (the “CRA”) examination.  A bank holding company which does not qualify as a financial holding company under the GLB Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve had recognized as permissible for a bank holding company prior to the date of enactment of the GLB Act.

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

          Privacy.  The GLB Act imposes restrictions on the ability of financial services firms to share customer information with nonaffiliated third parties. The GLB Act: (i) requires financial services firms to establish privacy policies and disclose them annually to customers, explaining how nonpublic personal information is shared with affiliates and third parties; (ii) directs regulatory agencies to adopt standards for sharing customer information; (iii)

permits customers to prohibit (“opt-out”) of the disclosure of personal information to nonaffiliated third parties; (iv) prohibits the sharing with marketers of credit card and other account numbers; and, (v) prohibits “pretext” calling.  The privacy provisions do allow, however, a community bank to share information with third parties that sell financial products, such as insurance companies or securities firms.

          Other.  The GLB Act reforms the FHLB system to provide small banks with greater access to funds for making loans to small business and small farmers.  Also, the GLB Act obligates operators of automated teller machines to provide notices to customers regarding surcharge practices.  The GLB Act provides that CRA agreements between financial institutions and community groups must be disclosed and reported to the public.

          USA Patriot Act.  In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through many means, including broadened anti-money laundering requirements.  For example, by way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act encourages information sharing among banks, bank regulatory agencies, and law enforcement bodies to prevent money laundering.  Additionally, Title III of the USA PATRIOT ACT imposes several affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

          Pursuant to Section 352 of the USA PATRIOT Act, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Also, Section 326 of the Act requires certain minimum standards with respect to customer identification and verification.  Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.  Under the USA PATRIOT Act, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain record-keeping obligations with respect to correspondent accounts of foreign banks.

          Bank regulators are directed to consider a bank’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

          Sarbanes-Oxley Act of 2002.  On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became one of the most sweeping federal legislative actions addressing accounting, corporate governance and disclosure issues.  The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and increased disclosure requirements.  Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others will be implemented over the coming months.

          In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results.  It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies.  The Sarbanes-Oxley Act provides the Securities and Exchange Commission (the “SEC”) with new tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations.  It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

          The full impact of the Sarbanes-Oxley Act cannot be fully measured until the SEC acts to implement the numerous provisions for which Congress has delegated implementation authority.  The economic and operational effects of this new legislation on public companies, including the Bank, will be significant in terms of the time, resources and costs associated with complying with the new law.  Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, the Bank will be presented with additional challenges and increased expenditures as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in its market.

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

          Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items.  The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.  In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion.  All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

          Dividend and Repurchase Limitations.  The Company must obtain Federal Reserve approval in order to use more than 10% of its net worth to make stock repurchases during any 12 month period unless the Company (i) both before and after the redemption satisfies capital requirements for “well capitalized” state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.  Although the payment of dividends and repurchase of stock by the Company are subject to the requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares.  The ability of the Company to pay dividends or repurchase shares may be dependent upon the Company’s receipt of dividends from the Bank.  The Bank’s ability to pay dividends is limited.

          Capital Maintenance Agreement.  In order to acquire control of the Bank, the Company was required to execute a capital maintenance agreement under which it has agreed to maintain the Bank’s capital in an amount sufficient to enable the Bank to satisfy all regulatory capital requirements.

          Federal Securities Laws.  The Company has registered its common stock with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934.  As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Securities Exchange Act of 1934, as amended, are applicable to the Company.

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

          As an insured institution, the Bank is prohibited from engaging as principal in any activity, or acquiring or retaining any equity investment of a type or in an amount, that is not permitted for national banks unless (i) the FDIC determines that the activity or investment would pose no significant risk to the Savings Association Insurance

Fund, and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.  A savings bank generally is prohibited from investing more than 15% of its total assets in business, commercial, corporate and agricultural loans and from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as “junk bonds”).

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

          Transactions with Affiliates.  Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank.  The Company and the Bank are affiliates of each other.  Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such Bank’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate.  The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

          Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders.  Under Section 22(h), loans to directors, executive officers and stockholders who, directly or indirectly, own more than 10% of any class of voting securities of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank’s loans-to-one borrower limit as established by federal law (as discussed below).  Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers or stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company.  Any “interested” director may not participate in the voting.  The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000).  Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features.  Section 22(h) also imposes additional limits on amounts a savings bank can loan to an executive officer or director.

          FDIC Insurance Assessments.  The Bank is also subject to insurance assessments imposed by the FDIC.  The FDIC currently uses a risk-based assessment system that takes into account the risks attributable to different categories and concentrations of assets and liabilities for purposes of calculating deposit insurance assessments payable by insured depository institutions. The risk-based assessment system categorizes institutions as “well capitalized,” “adequately capitalized” or “undercapitalized.” These three categories are substantially similar to the prompt corrective action categories (see “Prompt Corrective Action”), with the “undercapitalized” category including institutions that are “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” for prompt corrective action purposes. Institutions also are assigned by the FDIC to one of three supervisory subgroups within each capital group.  The particular supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal banking regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. An institution’s insurance assessment rate then is determined based on the capital category and supervisory subgroup to which it is assigned.  Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates (ranging from zero to 31 basis points) are applied.  In addition, the Bank pays premiums assessed against all banks based on their deposit levels to service debt on bonds issued to recapitalize the deposit insurance funds.

          An institution’s deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

          Community Reinvestment Act.  Under the Community Reinvestment Act as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the Community Reinvestment Act, the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of  “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their Community Reinvestment Act performance ratings. The Bank received a “satisfactory” rating in its last Community Reinvestment Act examination.

          Net Worth and Capital Adequacy Requirements Applicable to the Bank.  The Bank is required to comply with the capital adequacy standards established by state and federal laws and regulations.  The Commissioner requires that savings banks maintain net worth not less than 5% of its total assets.  Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.  The Bank complied with the net worth requirements as of December 31, 2002.

          In addition, the FDIC has promulgated risk-based capital and leverage capital guidelines for determining the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC’s requirements.  Under the FDIC’s risk-based capital measure, the minimum ratio (“Total Risk-Based Capital Ratio”) of a bank’s total capital to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities (“Tier 2 Capital”). At December 31, 2002, the Bank’s Total Risk-Based Capital Ratio and its ratio of Tier 1 Capital to risk-weighted assets (“Tier 1 Risk-Based Capital Ratio”) were 20.09% and 19.67%, respectively, which were well above the FDIC’s minimum risk-based capital guidelines.

          Under the FDIC’s leverage capital measure, the minimum ratio (the “Leverage Capital Ratio”) of Tier 1 Capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC’s guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank’s “Tangible Leverage Ratio” (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2002, the Bank’s Leverage Capital Ratio was 10.97%, which was well above the FDIC’s minimum leverage capital guidelines.

          Failure to meet the FDIC’s capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action.” The FDIC also considers interest rate risk (arising when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank’s capital adequacy. Banks with excessive interest rate risk exposure may be required to maintain higher levels of capital to protect them against that exposure.

          Loans-To-One-Borrower.  The Bank is subject to the Commissioner’s loans-to-one-borrower limits.  Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank.  Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth.  These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000.  A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank’s net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made pursuant to this authority does not exceed 150% of the savings bank’s net worth.  These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of the savings bank’s net worth.

          As of December 31, 2002, the largest aggregate amount of loans that the Bank had to any one borrower was $3,680,467.  The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

          Limits on Rates Paid on Deposits and Brokered Deposits.  Regulations enacted by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution’s normal market area.  Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits.  The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below.  See “Prompt Corrective Action.”  As of December 31, 2002, the Bank was considered “well capitalized,” and, thus, was not subject to the limitations on rates payable on its deposits.

          Federal Home Loan Bank System.  The FHLB system provides a central credit facility for member institutions.  As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta.  On December 31, 2002, the Bank was in compliance with this requirement, with an investment in FHLB of Atlanta of $1,509,100.

          Reserve Requirements.  Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts equal to specified percentages of the balances of such accounts.  These percentages are subject to adjustment by the Federal Reserve

Board.  Because the Bank’s reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of the Bank’s interest-earning assets. At December 31, 2002, the Bank met FDIC reserve requirements.

          Restrictions on Acquisitions.  Federal law generally provides that no “person,” acting directly or indirectly or through or in concert with one or more other persons, may acquire “control,” as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition.  Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock.  In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock.  Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

          Liquidity.  The Bank is subject to the liquidity requirements established by the Commissioner.  North Carolina law requires savings banks to maintain cash and readily marketable investments of not less that 10% of the savings bank’s total assets. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments that, in the judgment of the Commissioner, have a readily marketable value, including investments with maturities in excess of five years.  On December 31, 2002, the Bank’s liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 16.31%.

          Prompt Corrective Action.  Current federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”).  The FDIC is required to take certain mandatory supervisory actions and is authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of any action taken will depend upon the capital category in which an institution is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for an institution that is critically undercapitalized.

          Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered savings bank that (i) has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, and a Leverage Capital Ratio of 5.0% or greater, and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is deemed to be “well capitalized.” A savings bank with a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and a Leverage Capital Ratio of 4.0%” or greater, is considered to be “adequately capitalized.” A savings bank that has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, or a Leverage Capital Ratio of less than 4.0%, is considered to be “undercapitalized.” A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0%, or a Leverage Capital Ratio of less than 3.0%, is considered to be “significantly undercapitalized,” and a savings bank that has a ratio of tangible equity capital to assets equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards (see “Net Worth and Capital Adequacy Requirements of the Bank”), plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with certain exceptions).  A savings bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

          A savings bank that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” savings bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC is given authority with respect to any “undercapitalized” savings bank to take any of the actions it is required to or may take with respect to a

“significantly undercapitalized” savings bank if it determines that those actions are necessary to carry out the purpose of the law.

          At December 31, 2002, the Bank had the requisite capital levels to qualify as “well capitalized.”

          Interstate Banking.   The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state. Acquisitions are subject to antitrust provisions that cap at 10% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control and generally cap at 30% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

          Subject to certain conditions and the states’ right to opt out of certain provisions, the interstate banking laws also permit interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to accelerate the effective date for interstate mergers by adopting a law authorizing merger transactions prior to June 1, 1997, or it could “opt out” and thereby prohibit interstate branching by enacting legislation to that effect prior to that date. The interstate banking laws also permit banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes that, under certain conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

          Restrictions on Dividends and Other Capital Distributions.  A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations.

          In addition, the Bank is not permitted to declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank’s mutual to stock conversion.

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

          The grounds for appointment of a conservator or receiver for a North Carolina savings bank on the basis of an institution’s financial condition include: (i) insolvency, in that the assets of the savings bank are less than its liabilities to depositors and others; (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital or the incurring or likely incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

          North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the Commissioner.  The approval is conditioned upon findings by the Commissioner that, among other things, such merger or consolidation will promote the best interests of the members or stockholders of the merging institutions.

ITEM 2.	DESCRIPTION OF PROPERTY

Properties

          The following table sets forth the location of the Bank’s principal office in Albemarle, North Carolina and its full service branch office in Locust, North Carolina, as well as certain other information relating to these offices as of December 31, 2002.  The Bank owns both the Albemarle and Locust offices.  The Bank also owns two vacant lots, which are adjacent to its Albemarle office and a lot in Oakboro, but has no plans for these lots at the present time.

Address	Net Book Value Of Property

Albemarle:
155 West South Street	$601,397
Albemarle, North Carolina 28001
Two (2) Vacant Lots
South Second Street	$26,378
Albemarle, North Carolina 28001
Locust:
406 West Main Street	$175,490
Locust, North Carolina 28097
Oakboro:
Highway 205	$273,483
Oakboro, North Carolina 28129
Totals	$1,076,748

          The Bank’s management considers the property to be in good condition and is of the opinion that it is adequately covered by insurance.  The total net book value of the Bank’s furniture, fixtures and equipment on December 31, 2002 was $172,213.  Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment.  As of December 31, 2002, the Bank had recorded $0 for real estate acquired in settlement of loans.

ITEM 3.	LEGAL PROCEEDINGS

          On or about March 6, 2000, the Office of the United States Attorney for the Middle District of North Carolina filed an in rem civil forfeiture action against a piece of real property upon which the Bank had a $26,000 security interest.  On February 7, 2001, the Bank received a copy of the Verified Complaint of Forfeiture filed by the United States.  On February 20, 2001, the Bank filed a Verified Claim as an “innocent owner” of the property within the meaning of 18 U.S.C. § 983(d).  The Bank’s claim was satisfied in full in February 2002 and the Bank incurred no loss as a result of the forfeiture action.

          In the opinion of management, neither the Company nor the Bank is involved in any other pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Market Information/Holders/Dividends.  See the information under the section captioned “Common Stock Information” on page 46 in the Company’s 2002 Annual Report, which section is incorporated herein by reference.  See “Item 1.  DESCRIPTION OF BUSINESS—Supervision and Regulation of the Bank-- Restrictions on Dividends and Other Capital Distributions” above for regulatory restrictions that limit the ability of the Bank to pay dividends to the Company.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements Disclaimer

          This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company and the Bank.  These forward-looking statements involve risks and uncertainties, and are based on the beliefs and assumptions of management of the Company and the Bank and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words, and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations, and (7) other risks and factors identified in the Company’s other filings with the SEC.  The Company undertakes no obligation to update any forward-looking statements.

          Table 1 below sets forth certain performance ratios for the Company for the periods indicated.

	Year Ended December 31

	2002	2001	2000

Return on Average Assets (net income divided by average total assets)	0.77%	0.47%	0.39%
Return on Average Equity (net income divided by average shareholders’ equity)	6.85%	4.22%	2.94%
Average Equity to Average Assets Ratio (average shareholders’ equity divided by average total assets	11.22%	11.24%	13.12%
Interest Rate Spread for the Period	2.95%	2.34%	2.39%
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	110.78%	110.92%	115.11%
Net Interest Margin	3.31%	2.83%	3.07%
Loan Loss Allowance to Nonperforming Assets at Period End	40.42%	55.82%	93.87%

          Table 2 below summarizes loans receivable for the periods indicated.

	December 31, 2000		December 31, 1999		September 30, 1999

	Amount	% of Total	Amount	% of Total	Amount	% of Total

	(Dollars in thousands)
Real estate loans:
Residential 1-4 family	$116,410	76.33%	$106,544	79.64	$104,994	83.67%
Residential multi-family	566	0.37%	605	0.45%	620	0.49%
Nonresidential real estate	2,276	1.49%	3,656	2.73%	3,791	3.02%
Residential construction	7,929	5.20%	11,949	8.93%	11,225	8.95%
Land	5,467	3.58%	2,355	1.76%	2,489	1.98%
Line of Credit	4,267	2.80%	3,063	2.29%	2,854	2.27%
Commercial loans	16,960	11.12%	9,560	7.15%	4,920	3.92%
Total real estate loans	153,875	100.89%	137,732	102.95%	130,893	104.30%
Consumer loans:
Share and other	3,577	2.35%	3,205	2.40%	2,468	1.97%
Credit reserve	98	0.06%	92	0/06%	102	0.08%
Total consumer loans	3,675	2.41%	3,297	2.46%	2,570	2.05%
Less:
Net deferred loan fees	490	0.32%	575	0.43%	564	0.45%
Loans in process	4,117	2.70%	6,240	4.66%	6,977	5.56%
Allowance for loan losses	429	0.28%	429	0.32%	429	0.34%
Total reductions	5,036	3.30%	7,244	5.41%	7,970	6.35%
Total loans receivable, net	$152,514	100.00%	$133,785	100.00%	$125,493	100.00%

          Table 3 below sets forth the allocation for the allowance of loan losses applicable to each category of loans for the periods indicated.

	December 31, 2000			December 31, 1999			September 30, 1999

	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans

Real estate loans;
One-to-four family residential	$153,000	35.66%	73.89%	$185,000	43.12%	75.55%	$175	40.79%	82.97%
Multi-family residential	1,000	0.23%	0.36%	1,000	0.23%	0.43%	1	0.23%	0.49%
Nonresidential real estate	2,000	0.47%	1.44%	4,000	0.93%	2.59%	2	0.47%	2.99%
Residential construction	—	—	5.03%	—	—	8.47%	—	—	3.37%
Land	5,000	1.17%	3.47%	2,000	0.47%	1.67%	4	0.93%	1.97%
Home equity	10,000	2.33%	2.71%	5,000	1.17%	2.17%	11	2.57%	2.27%
Commercial loans	39,000	9.09%	10.77%	10,000	2.33%	6.78%	5	1.17%	3.91%
Total real estate loans	210,000	48.95%	97.67%	207,000	48.25%	97.66%	198,000	46.16%	97.97%
Consumer loans:
Share and other loans	4,000	0.93%	2.27%	3,000	0.70%	2.27%	1,000	0.23%	1.95%
Credit reserve	—	—	0.06%	—	—	0.07%	—	—	0.08%
Total consumer loans	4,000	0.93%	2.33%	3,000	0.70%	2.34%	1,000	0.23%	2.03%
Unallocated	215,000	50.12%	—	219,000	51.05%	—	230,000	53.61%	—
	$429,000	100.00%	100.00%	$429,000	100.00%	100.00%	$429,000	100.00%	100.00%

          Table 4 below sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended

	December 31, 2000	September 30, 1999	September 30, 1998

	(Dollars in thousands)
Balance, beginning of period	$429	$429	$429
Provision for loan losses	—	—	—
Charge-offs:
Residential 1-4 family	—	—	1
Line of credit	—	—	—
Consumer	—	—	—
Recoveries:
Residential 1-4 family	—	—	1
Line of credit	—	—	—

Net Chargeoffs	—	—	—
Balance, end of period	$429	$429	$429

Net charge-offs (recoveries) as a percent of average loans	0.000%	0.000%	0.000%
Allowance at period end as a percent of nonperforming loans	97.72%	245.14%	172.98%
Allowance at period end as a percent of nonperforming assets	93.87%	222.28%	135.76%
Allowance at period end as a percent of total gross loans	0.27%	32.00%	0.38%

          Table 5 below sets forth the amortized cost of investments for the periods indicated.

December 31, 2000

Amortized Cost

(Dollars in thousands)
Securities available for sale:
U.S. Government and federal agencies obligations	$15,498
Mortgage-backed securities	9,457
Other securities	600

$25,555

Securities held to maturity:
Mortgage-backed securities and related securities	$6,762

          Table 6 below sets forth borrowings consisting of advances from the Federal Home Loan Bank of Atlanta.

December 31, 2000

Total FHLB Borrowings	$16,000,000
Total weighted average rate	6.56%
Maximum amount outstanding during year	16,000,000

          See also the information set forth under Item 1 above and the information set forth under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on pages 4 through 11 in the Company’s 2002 Annual Report, which section is incorporated herein by reference.

Risks Associated with the Bank and the Company

          Concentration of Operations.  The Bank’s operations are concentrated in Stanly County, North Carolina.  As a result of this geographic concentration, the Bank’s results may correlate to the economic conditions in these areas. A deterioration in economic conditions in any of this market area, particularly in the industries on which this area depends, may adversely affect the quality of the Bank’s loan portfolio and the demand for the Bank’s products and services, and accordingly, its results of operations.

          Risks Associated with Loans.  A significant source of risk for the Bank arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans.  The Bank has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Bank’s loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect results of operations.

          Competition with Larger Financial Institutions.  The banking and financial services business in the Bank’s market area continues to be a competitive field and is becoming more competitive as a result of:

•	Changes in regulations;
•	Changes in technology and product delivery systems; and
•	The accelerating pace of consolidation among financial services providers.

          It may be difficult to compete effectively in the Bank’s market, and results of operations could be adversely affected by the nature or pace of change in competition.  The Bank competes for loans, deposits and customers with various bank and nonbank financial services providers, many of which are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services.

          Trading Volume.  The trading volume in the Company’s common stock on the Nasdaq National Market System (“Nasdaq”) has been comparable to other similarly sized banks and companies trading on the Nasdaq.  Nevertheless, this trading is relatively low when compared with more seasoned companies listed on the Nasdaq, the New York Stock Exchange, or other consolidated reporting systems or stock exchanges.  The market in the Bank’s common stock may be limited in scope relative to other companies. The Company cannot guarantee that a more active and liquid trading market for the Company’s common stock will develop in the future.

          Technological Advances.  The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services.  In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  The Bank’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in the Bank’s operations.  Many of our competitors have substantially greater resources than the Company and the Bank have to invest in technological improvements.

          Government Regulations.  Current and future legislation and the policies established by federal and state regulatory authorities will affect the Company’s and the Bank’s operations.  The Bank is subject to supervision and periodic examination by the FDIC and the Commissioner.  The Company is subject to the supervision and regulation of the Federal Reserve and the Commissioner.  Banking regulations, designed primarily for the protection of depositors, may limit the Company’s and the Bank’s growth and the return to our shareholders by restricting certain of the Company’s and the Bank’s activities, such as:

•	The payment of dividends to the Company’s shareholders;

•	Possible mergers with or acquisitions of or by other institutions;

•	Investment policies;

•	Loans and interest rates on loans;

•	Interest rates paid on deposits;

•	Expansion of branch offices; and/or

•	The possibility to provide or expand securities or trust services.

          The Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any changes may have on future business and earnings prospects.  The cost of compliance with regulatory requirements may adversely affect the Company’s and the Bank’s ability to operate profitably.  The enactment of the Sarbanes-Oxley Act, and the related rules and regulations enacted by the SEC, have resulted in a significant increase in audit and legal fees.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company and supplementary data set forth on pages 14 through 44 of the Company’s 2002 Annual Report are incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company’s independent certified public accountants.  The Audit Committee of the Board of Directors has selected Dixon Odom PLLC to serve as independent certified public accountants to audit the financial statements of the Bank for the fiscal year ending December 31, 2003.  Such selection is being submitted to the Company’s stockholders for ratification.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The information required by this Item regarding directors, executive officers, promoters and control persons of the Company is set forth under the sections of the Proxy Statement captioned “Proposal 1 - Election of Directors - General” of the Proxy Statement and “Proposal 1- Election of Directors - Executive Officers,” which sections are incorporated herein by reference.

          The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the Proxy Statement section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

          The information required by this Item is set forth under the Proxy Statement sections captioned “Proposal 1 - Election of Directors - Directors’ Compensation” and “ - Executive Compensation,” which sections are incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this Item is incorporated by reference from the Proxy Statement section captioned “Security Ownership of Certain Beneficial Owners” and “Employee Stock Ownership Plan.”

          Equity Compensation Plan Information.  The following table presents the number of shares of the Company’s common stock to be issued upon the exercise of outstanding options for both the Directors’ and the Employees’ Stock Option Plans; the weighted-average price of the outstanding options and the number of options remaining that may be issued under the Company’s stock option plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	449,650	$12	0
Equity compensation plans not approved by security holders	0	$0	0
Total	449,650	$12	0

For more information about the Company’s equity compensation plans, see Note 9 to the Company’s consolidated financial statements, which are incorporated herein by reference to the Company’s 2002 Annual Report.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Aside from the disclosures contained in Part I, Item 1, “General,” relating to transactions with South Street Development Corporation, which section is incorporated herein by reference, there have been no reportable transactions during the two most recent fiscal years nor are any reportable transactions proposed as of the date of this Form 10-KSB.  See also the Proxy Statement section captioned “Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management,” which section is incorporated herein by reference.

ITEM 13.		EXHIBITS AND REPORTS ON FORM 8-K

13(a) Exhibits	Consolidated Financial Statements (contained in the Bank’s 2002 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

	(a)	Independent Auditor’s Report

	(b)	Statements of Financial Condition as of December 31, 2002, 2001, and 2000

	(c)	Statements of Income and Comprehensive Income for the Years Ended December 31, 2002, 2001, and 2000

	(d)	Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001, and 2000

	(e)	Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000

	(f)	Notes to Consolidated Financial Statements

	Exhibit (3)(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

	Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

	Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit (4) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

	Exhibit (10)(i)	Employment Agreement between Carl M. Hill and Home Savings Bank of Albemarle, Inc., S.S.B., incorporated herein by reference to the Form 10-K dated September 30, 1996

	Exhibit (10)(ii)	Employment Agreement between R. Ronald Swanner and Home Savings Bank of Albemarle, Inc., S.S.B., incorporated herein by reference to the Form 10-K dated September 30, 1996

	Exhibit (10)(iii)	1985 Retirement Payment Agreements with Carl M. Hill, R. Ronald Swanner, Caldwell A. Holbrook, Jr. and Joel A. Huneycutt, incorporated herein by reference to the Form 10-K dated September 30, 1996

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

	Exhibit (10)(vii)	1985 Supplemental Income Agreements with Carl M. Hill and R. Ronald Swanner, incorporated herein by reference to the Form 10-K dated September 30, 1996

	Exhibit (10)(viii)	1995 Supplemental Income Agreements with Carl M. Hill and R. Ronald Swanner, incorporated herein by reference to the Form 10-K dated September 30, 1996

	Exhibit (10)(ix)	South Street Financial Corp. Stock Option Plan, incorporated herein by reference to the Form 10-K dated September 30, 1997

	Exhibit (10)(x)	Home Savings Bank of Albemarle, Inc., SSB Management Recognition Plan and Trust Agreement, incorporated herein by reference to the Form 10-K dated September 30, 1997

	Exhibit (11)	Statement Regarding Computation of Per Share Earnings

	Exhibit (13)	Portions of the 2002 Annual Report to Stockholders (excluding page 2, the Report to Stockholders)

	Exhibit (21)	See “Item 1. Description of Business” for discussion of subsidiaries

	Exhibit (23)	Consent of Independent Certified Public Accountants

13(b)	Reports on Form 8-K	None were filed during the quarter ended December 31, 2002

ITEM 14.	Controls and Procedures

          We maintain systems of disclosure controls and procedures, and internal controls and procedures for financial reporting designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report.  Our Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process.

          R. Ronald Swanner and Christopher F. Cranford (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this annual report, that the Company’s disclosure controls and procedures and internal controls and procedures for financial reporting are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

          There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH STREET FINANCIAL CORP.

Date: March 26, 2003	By:	/s/ R. RONALD SWANNER

R. Ronald Swanner
President and Chief Executive Officer

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ R. RONALD SWANNER	President, Chief Executive	March 26, 2003
Officer and Director
R. Ronald Swanner

/s/ CHRISTOPHER F. CRANFORD	Treasurer and Chief	March 26, 2003
Financial Officer
Christopher F. Cranford

/s/ DAVID L. SMITH	Executive Vice President of Bank;	March 26, 2003
Secretary of Company
David L. Smith

/s/ CRIS D. TURNER	Executive Vice President of Bank;	March 26, 2003
Vice President of Company
Cris D. Turner

/s/ CALDWELL A. HOLBROOK,	Director	March 26, 2003

Caldwell A. Holbrook, Jr.

/s/ JOEL A. HUNEYCUTT	Director	March 26, 2003

Joel A. Huneycutt

/s/ DOUGLAS DWIGHT STOKES	Director	March 26, 2003

Douglas Dwight Stokes

/s/ GREG E. UNDERWOOD	Director	March 26, 2003

Greg E. Underwood

/s/ J. BANKS GARRISON	Director	March 26, 2003

J. Banks Garrison

South Street Financial Corp.
Certification of Periodic Financial Report
Pursuant to 18 U.S.C. Section 1350

          Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of  South Street Financial Corp. (the “Company”) certifies that the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and information contained in that Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 26, 2003	/s/ R. RONALD SWANNER

R. Ronald Swanner
Chief Executive Officer

Dated: March 26, 2003

/s/ CHRISTOPHER F. CRANFORD

Christopher F. Cranford
Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302

I, R. Ronald Swanner, certify that:

          1.     I have reviewed this annual report on Form 10-KSB of South Street Financial Corp.;

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	Signed:	/s/ R. RONALD SWANNER

R. Ronald Swanner
Chief Executive Officer
Date: March 26, 2003

CERTIFICATION PURSUANT TO SECTION 302

I, Christopher F. Cranford, certify that:

          1.     I have reviewed this annual report on Form 10-KSB of South Street Financial Corp.;

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	Signed:	/s/ CHRISTOPHER F. CRANFORD

Christopher F. Cranford
Chief Financial Officer
Date: March 26, 2003

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit (11)	Statement Regarding Computation of Per Share Earnings

Exhibit (13)	2002 Annual Report (excluding page 3, the Letter to Stockholders)

Exhibit (23)	Consent of Independent Certified Public Accountants