Form 10QSB
period 2003-03-31
SOUTH STREET FINANCIAL CORP
filed 2003-05-15
CIK 1014964

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 0-21083

SOUTH STREET FINANCIAL CORP.

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-1973261
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

155 WEST SOUTH STREET, ALBEMARLE, NC 28001

(Address of principal executive office)

(704) 982-9184

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 7, 2003, 3,079,867 shares of the issuer’s common stock, no par value, were outstanding.

This report contains 15 pages.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

South Street Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	March 31, 2003 (Unaudited)	December 31, 2002*
	(In thousands)
ASSETS
Cash and cash equivalents:
Non-interest-earning deposits	$3,727	$3,815
Interest-earning deposits	21,630	24,830
Federal funds sold	3,069	3,070
Securities held to maturity	2,680	3,244
Securities available for sale	10,087	11,911
Federal Home Loan Bank stock	1,509	1,509
Loans	169,601	172,707
Allowance for loan losses	(553)	(523)

NET LOANS	169,048	172,184
Real estate held for investment	1,030	1,030
Property and equipment, net	1,274	1,278
Other assets	7,851	1,927

TOTAL ASSETS	$221,905	$224,798

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$177,331	$175,669
Borrowings	16,000	21,000
Accrued expenses and other liabilities	3,557	3,242

TOTAL LIABILITIES	196,888	199,911

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: authorized 5,000,000 shares; none issued		—
Common stock, no par value: authorized 20,000,000 shares; issued 3,079,867 shares at March 31, 2003 and at December 31, 2002
Additional Paid in capital	7,662	7,748
Unearned compensation	(963)	(1,076)
Unearned ESOP	(1,872)	(1,920)
Retained earnings, substantially restricted	20,107	20,018
Accumulated other comprehensive income	83	125

TOTAL STOCKHOLDERS’ EQUITY	25,017	24,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$221,905	$224,806

*	Derived from audited financial statements

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$2,953	$3,250
Investment securities	115	278
Other interest-earning deposits	101	55

TOTAL INTEREST INCOME	3,169	3,583

INTEREST EXPENSE
Deposits	1,283	1,742
Borrowings	142	144

TOTAL INTEREST EXPENSE	1,425	1,886

NET INTEREST INCOME	1,744	1,697

PROVISION FOR LOAN LOSSES	30	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,714	1,697

NON-INTEREST INCOME
Service charges and fees	65	80
Other	26	5

TOTAL NON-INTEREST INCOME	91	85

NON-INTEREST EXPENSE
Compensation and benefits	887	848
Net occupancy and equipment	93	95
Data processing	76	74
Other	203	199

TOTAL NON-INTEREST EXPENSE	1,259	1,216

INCOME BEFORE INCOME TAXES	546	566

INCOME TAXES	196	205

NET INCOME	$350	$361

PER SHARE DATA:
Basic and diluted net income per common share	$.12	$.13

Dividends	$.10	$.10

Weighted average common shares outstanding—basic and diluted	2,887,799	2,830,374

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$350	$361
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on securities	48	19
Amortization of deferred loan fees	(95)	(148)
Depreciation	44	44
Provision for loan losses	30	—
Amortization of unearned compensation	113	83
ESOP Contribution	(86)	(75)
Increase in other assets	(254)	(107)
Increase in accrued expenses and other liabilities	338	204

NET CASH PROVIDED BY OPERATING ACTIVITIES	488	381

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal repayments of securities available for sale	1,751	559
Proceeds from maturities, calls and principal repayments of securities held to maturity	522	506
Loan originations and principal payments on loans, net	3,201	(1,203)
Purchase of property and equipment	(40)	(9)
Investment in real estate held for investment	—	(3)
Purchase of bank owned life insurance	(5,670)	—
Purchase of FHLB stock	—	(161)

NET CASH USED IN INVESTING ACTIVITIES	(236)	(311)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,672	(277)
Payment of dividends	(261)	(284)
Purchases and retirement of common stock	—	(82)
Repayments on borrowings, net	(5,000)	—
Principal payment received on ESOP note	48	—

NET CASH USED BY FINANCING ACTIVITIES	(3,541)	(643)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,289)	(573)

CASH AND CASH EQUIVALENTS, BEGINNING	31,715	11,979

CASH AND CASH EQUIVALENTS, ENDING	$28,426	$11,406

See accompanying notes.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of South Street Financial Corp. (the “Company”) and its wholly-owned subsidiary, Home Savings Bank of Albemarle, S.S.B., (“Home Savings” or the “Bank”), the Bank’s wholly-owned subsidiary, South Street Development Corporation (“SSDC”), and SSDC’s wholly-owned subsidiary, Park Ridge Associates, LLC (“Park Ridge”). All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Certain amounts in the 2002 financial statements have been placed into different account groupings to conform to the 2003 presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE B—EARNINGS PER SHARE

The Company’s basic earnings per common share for the three month period ended March 31, 2003 is based on net income earned divided by the weighted average number of shares outstanding from the beginning of the period to the end of the period. Diluted earnings per share is adjusted for all potential common stock instruments having a dilutive effect. For purposes of this computation, the number of shares of common stock purchased by the ESOP which have not been allocated to participant accounts are not assumed to be outstanding.

At March 31, 2003, there were 449,650 exercisable options outstanding which had no dilutive effect.

NOTE C—DIVIDENDS DECLARED

On March 17, 2003, the Company’s Board of Directors declared a dividend of $.10 per share for shareholders of record as of March 31, 2003 and payable on April 10, 2003. In addition, on March 17, 2003, the Board of Directors of the Bank declared an upstream dividend of $307,987 to the Company.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE D—BORROWINGS

Borrowings, which consisted solely of advances from the FHLB, totaled $16,000,000 at March 31, 2003. The weighted average interest rate of the advances was 2.08%. The advances mature at varying dates from 2003 through 2004.

NOTE E—COMPREHENSIVE INCOME

For the three months ended March 31, 2003 and 2002, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $308,000 and $290,000, respectively.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at

March 31, 200 and December 31, 2002

The Company’s total consolidated assets decreased $2.9 million during the three months ended March 31, 2003 from $224.8 million at December 31, 2002 to $221.9 million. During the first three months of 2003, our liquid assets, consisting of interest earning deposits, non-interest earning deposits, federal funds sold, and investment securities decreased $5.7 million to $41.2 million and our loan portfolio decreased $3.1 million to $169.0 million. The liquidity provided by the decreases in these asset categories and from an increase in deposits from our customers during the quarter of $1.7 million was used to make a $5.7 million investment in bank owned life insurance and to reduce the level of the Company’s borrowings. During the quarter, the Company reduced its borrowings, which consist solely of advances from the Federal Home Loan Bank, from $21.0 million to $16.0 million.

The Bank has guaranteed the repayment of the ESOP’s note payable to the Company, which it incurred on October 2, 1996 in order to purchase 359,720 shares of stock in the Company. The Company’s note receivable from the ESOP totals $1.9 million at March 31, 2003 and is reported as a reduction of stockholders’ equity. Retained earnings increased by $89,000 to $20.1 million at March 31, 2003, which is attributable to the Company’s net income of $350,000 net of dividends paid for the three months ended March 31, 2003 in the amount of $261,000. Common stock and unearned compensation increased by $27,000 to $6.7 million at March 31, 2003. The increase was primarily attributable to the amortization during the quarter of unearned compensation.

As a North Carolina chartered stock savings bank, the Bank is required to meet various capital standards established by federal and state banking agencies. At March 31, 2003, the Bank’s stockholders’ equity amounted to $22.3 million, or 10.2% of total assets and exceeds all regulatory capital requirements.

Comparison of Operating Results for the

Three Months Ended March 31, 2003 and 2002

General. Net income for the three-month period ended March 31, 2003 was $350,000, or $11,000 less than the $361,000 earned during the same period in 2002. This decrease resulted principally from increases in the provision for loan losses and non-interest expenses of $30,000 and $43,000, respectively during the quarter. These changes, which negatively affected our earnings, were partially offset by the increases in our net interest income and non-interest income of $47,000 and $6,000, respectively.

Interest income. Interest income decreased by $414,000 from $3.6 million for the three months ended March 31, 2002 to $3.2 million for the three months ended March 31, 2003. While the level of our average interest earning assets increased from approximately $202.7 million during the first quarter of 2002 to approximately $209.9 million during the first quarter of 2003, the yield on our average interest earning assets dropped approximately 86 basis points. This decrease in yield resulted primarily from industry wide rate reductions, and offset the effects of the increase in the volume of our interest earning assets during the current quarter.

Interest expense. Interest expense on deposits and borrowings decreased by $461,000 from $1.9 million for the three months ended March 31, 2002 to $1.4 million for the three months ended March 31, 2003. As with our interest earning assets, the volume of our average interest-bearing liabilities increased from approximately $184.3 million in the first quarter of 2002, to $188.5 million in the first quarter of 2003. However, the decrease in the rates we paid on these liabilities decreased more significantly than did the rates on our earning assets. The average rates for our interest bearing liabilities dropped approximately 108 basis points in comparison to the first quarter of 2002. Again, as with our earning assets, the decrease in interest rates had a more significant impact than did the increase in volume of our interest-bearing liabilities.

Net interest income. Net interest income increased by $47,000 to $1.7 million for the three months ended March 31, 2003. This increase resulted from an increase in our net interest-earning assets during the quarter combined with the drop in interest rates discussed in the interest income and interest expense captions. The net yield on our average interest-earning assets increased approximately 22 basis points during the quarter ended March 31, 2003 as compared to the same period in 2002.

Provision for loan losses. The provision for loan losses charged to income during the three months ended March 31, 2003 was $30,000 while there was no provision for loan losses made during the same period ended 2002. Provisions, which are charged to operations, and the resulting loan loss allowance, are amounts the Bank’s management believes will be adequate to absorb probable losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowance is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. In consideration of current state and local economic conditions, management feels it is prudent to increase the provision for loan losses for the current and succeeding quarters of fiscal year 2003.

At March 31, 2003, the Bank’s allowance for loan losses amounted to $553,000, which management believes is adequate to absorb probable losses inherent in its loan portfolio. The Bank had no loan charge-offs during the first quarter of 2003.

Non-interest income. The Company earned non-interest income of $91,000 during the three months ended March 31, 2003 compared to the $85,000 that was earned during the same period in 2002. This increase in non-interest income of $6,000 was primarily attributable to income from bank owned life insurance during the quarter of $22,000 net of a decrease in service charges and fees of $15,000.

Non-interest expense. Non-interest expense increased by $43,000 from $1.22 million for the three months ended March 31, 2002 to $1.26 million for the three months ended March 31, 2003. This increase resulted primarily from an increase in compensation expense of $39,000 due largely to expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance.

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

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the North Carolina Commissioner of Banks (the “Commissioner”). The Bank’s liquidity ratio at March 31, 2003, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders’ equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Commissioner at March 31, 2003.

Item 3—Controls and Procedures

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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

6(a) Exhibits	Exhibit (3)(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

	Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

	Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit (4) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

	Exhibit (10)(i)	Employment Agreement between Carl M. Hill and Home Savings Bank of Albemarle, Inc., S.S.B., incorporated herein by reference to the Form 10-K dated September 30, 1996

	Exhibit (10)(ii)	Employment Agreement between R. Ronald Swanner and Home Savings Bank of Albemarle, Inc., S.S.B., incorporated herein by reference to the Form 10-K dated September 30, 1996

	Exhibit (10)(iii)	1985 Retirement Payment Agreements with Carl M. Hill, R. Ronald Swanner, Caldwell A. Holbrook, Jr. and Joel A. Huneycutt, incorporated herein by reference to the Form 10-K dated September 30, 1996

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

	Exhibit (10)(vi)	1985 Supplemental Income Agreements with Carl M. Hill and R. Ronald Swanner, incorporated herein by reference to the Form 10-K dated September 30, 1996

	Exhibit (10)(vii)	1995 Supplemental Income Agreements with Carl M. Hill and R. Ronald Swanner, incorporated herein by reference to the Form 10-K dated September 30, 1996

	Exhibit (10)(viii)	South Street Financial Corp. Stock Option Plan, incorporated herein by reference to the Form 10-K dated September 30, 1997

	Exhibit (10)(ix)	Home Savings Bank of Albemarle, Inc., SSB Management Recognition Plan and Trust Agreement, incorporated herein by reference to the Form 10-K dated September 30, 1997

	Exhibit (10)(x)	2003 Supplemental Director Retirement Plan

	Exhibit (10)(xi)	2003 Director Payment Deferral Plan

	Exhibit (10)(xii)	2003 Director Split Dollar Life Insurance Plan

	Exhibit (10)(xiii)	2003 Supplemental Executive Retirement Plan

	Exhibit (10)(xiv)	2003 Executive Split Dollar Life Insurance Plan

	Exhibit (10)(xv)	2003 Executive Split Dollar Life Insurance Plan (Group Term Carve Out)

	Exhibit (11)	Statement Regarding Computation of Per Share Earnings

	Exhibit (99)(i)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	Exhibit (99)(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	Exhibit (99)(iii)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

6(b)	Reports on Form 8-K	None were filed during the quarter ended March 31, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH STREET FINANCIAL CORP.

Date: May 14, 2003	By:	/s/ R. RONALD SWANNER
R. Ronald Swanner President and Chief Executive Officer

Date: May 14, 2003	By:	/s/ CHRISTOPHER F. CRANFORD
Christopher F. Cranford Treasurer and Controller