Form 10QSB
period 2003-06-30
SOUTH STREET FINANCIAL CORP
filed 2003-08-14
CIK 1014964

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒    Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

(Address of principal executive office)

(704) 982-9184

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒                No  ☐

As of July 18, 2003, 3,079,867 shares of the issuer’s common stock, no par value, were outstanding.

This report contains 12 pages.

Part I.    FINANCIAL INFORMATION

Item 1—Financial Statements

South Street Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	June 30, 2003	December 31,
	(Unaudited)	2002*
	(In thousands)
ASSETS
Cash and cash equivalents:
Non-interest-earning deposits	$5,576	$3,815
Interest-earning deposits	25,581	24,830
Federal funds sold	3,192	3,070
Securities held to maturity	2,430	3,244
Securities available for sale	7,649	11,911
Federal Home Loan Bank stock	1,492	1,509
Loans	158,668	172,707
Allowance for loan losses	(581)	(523)

NET LOANS	158,087	172,184

Real estate held for investment	984	1,030
Property and equipment, net	1,624	1,278
Other assets	7,658	1,927

TOTAL ASSETS	$214,273	$224,798

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$175,524	$175,659
Borrowings	10,000	21,000
Accrued expenses and other liabilities	3,528	3,244

TOTAL LIABILITIES	189,052	199,903

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: authorized 5,000,000 shares; none issued	—	—
Common stock, no par value: authorized 20,000,000 shares; issued 3,079,867 shares at June 30, 2003 and at December 31, 2002	7,590	7,748
Unearned compensation	(851)	(1,076)
Unearned ESOP	(1,823)	(1,920)
Retained earnings, substantially restricted	20,244	20,018
Accumulated other comprehensive income	61	125

TOTAL STOCKHOLDERS’ EQUITY	25,221	24,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,273	$224,798

*	Derived from audited financial statements

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$2,797	$3,206	$5,750	$6,456
Investment securities	87	238	202	516
Other interest-bearing deposits	109	54	210	109

TOTAL INTEREST INCOME	2,993	3,498	6,162	7,081

INTEREST EXPENSE
Deposits	1,210	1,607	2,493	3,349
Borrowings	104	145	246	289

TOTAL INTEREST EXPENSE	1,314	1,752	2,739	3,638

NET INTEREST INCOME	1,679	1,746	3,423	3,443
PROVISION FOR LOAN LOSSES	30	—	60	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,649	1,746	3,363	3,443

NON-INTEREST INCOME
Service charges and fees	91	49	156	129
Other	123	11	149	16

TOTAL NON-INTEREST INCOME	214	60	305	145

NON-INTEREST EXPENSE
Compensation and benefits	873	805	1,760	1,653
Net occupancy and equipment	88	96	181	191
Data processing	38	72	114	146
Other	225	232	428	431

TOTAL NON-INTEREST EXPENSE	1,224	1,205	2,483	2,421

INCOME BEFORE INCOME TAXES	639	601	1,185	1,167
INCOME TAXES	241	221	437	426

NET INCOME	$398	$380	$748	$741

PER SHARE DATA:
Basic and diluted net income per common share	$.14	$.13	$.26	$.26

Dividends	$.10	$.10	$.20	$.20

Weighted average common shares outstanding, basic and diluted	2,905,932	2,840,794	2,899,416	2,846,927

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$748	$741
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on securities	63	39
Amortization of deferred loan fees	(231)	(262)
Provision for depreciation	90	87
Provision for loan losses	60	—
Gain on sale of real estate held for investment	(35)	—
Amortization of unearned compensation	225	166
ESOP contribution	(158)	(160)
Increase in other assets	(61)	(146)
Increase in accrued expenses and other liabilities	323	1,524

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,024	1,989

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	—	(2,013)
Proceeds from maturities, calls and principal repayments of securities available for sale	4,152	6,994
Proceeds from maturities, calls and principal repayments of securities held to maturity	758	754
Loan originations and principal payments on loans, net	14,268	(4,896)
Purchase of property and equipment	(436)	(12)
Proceeds from sale of real estate held for investment	90	—
Investment in real estate held for investment	(9)	(3)
Purchase of bank owned life insurance	(5,670)	—
Purchase of FHLB stock	—	(161)
Proceeds from redemption of FHLB stock	17	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	13,170	663

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(135)	(1,268)
Payment of dividends	(521)	(530)
Purchases and retirement of common stock	—	(82)
Repayments on borrowings, net	(11,000)	—
Principal payment received on ESOP note	96	49

NET CASH USED BY FINANCING ACTIVITIES	(11,560)	(1,831)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,634	821
CASH AND CASH EQUIVALENTS, BEGINNING	31,715	11,979

CASH AND CASH EQUIVALENTS, ENDING	$34,349	$12,800

See accompanying notes.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of South Street Financial Corp. (the “Company”) and its wholly-owned subsidiary, Home Savings Bank of Albemarle, S.S.B., (“Home Savings” or the “Bank”), the Bank’s wholly-owned subsidiary, South Street Development Corporation (“SSDC”), and SSDC’s wholly-owned subsidiary, Park Ridge Associates, LLC (“Park Ridge”). All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Certain amounts in the 2002 financial statements have been placed into different account groupings to conform to the 2003 presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE B—EARNINGS PER SHARE

The Company’s basic earnings per share for the three and six month periods ended June 30, 2003 is based on net income earned divided by the weighted average number of shares outstanding from the beginning of the period to the end of the period. Diluted earnings per share is adjusted for all potential common stock instruments having a dilutive effect. For purposes of this computation, the number of shares of common stock purchased by the ESOP that have not been allocated to participant accounts are not assumed to be outstanding.

At June 30, 2003 and 2002, there were 449,650 exercisable options outstanding which had no dilutive effect.

NOTE C—BORROWINGS

Borrowings, which consisted solely of one advance from the FHLB, totaled $10,000,000 at June 30, 2003. The interest rate of this advance was 2.45%. This advance matures in February 2004.

NOTE D—COMPREHENSIVE INCOME

For the quarters ended June 30, 2003 and 2002, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $376,000 and $445,000, respectively.

For the six months ended June 30, 2003 and 2002, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $684,000 and $735,000, respectively.

Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company and the Bank. These forward-looking statements involve risks and uncertainties, and are based on the beliefs and assumptions of management of the Company and the Bank and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words, and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations, and (7) other risks and factors identified in the Company’s other filings with the SEC. The Company undertakes no obligation to update any forward-looking statements.

Comparison of Financial Condition at

June 30, 2003 and December 31, 2002

The Company’s total consolidated assets decreased $10.5 million during the six months ended June 30, 2003 from $224.8 million at December 31, 2002 to $214.3 million. During the first six months of 2003, our liquid assets, consisting of cash and cash equivalents and investment securities decreased $2.4 million to $44.4 million and our loan portfolio decreased $14.1 million to $158.1 million. The liquidity provided by these decreases in our liquid assets and our loans was utilized to fund our $5.7 million investment in bank owned life insurance and to reduce the level of the Company’s borrowings. During the six months ended June 30, 2003, the Company reduced its borrowings, which consist solely of advances from the Federal Home Loan Bank, from $21.0 million to $10.0 million.

The Company’s stockholders equity increased $326,000 from $24.9 million at December 31, 2002 to $25.2 million at June 30, 2003. This increase resulted primarily from the Company’s net income of $748,000 net of dividends to stockholders during the period of $512,000.

Comparison of Operating Results for the

Three Months Ended June 30, 2003 and 2002

General.    Net income for the three month period ended June 30, 2003 was $398,000, or $18,000 more than the $380,000 earned during the same period in 2002. This improvement resulted principally from the increase in non-interest income of $154,000 during the quarter, which is explained below.

Interest income.    Interest income decreased by $505,000 from $3.5 million for the three months ended June 30, 2002 to $3.0 million for the three months ended June 30, 2003. While the level of our average interest earning assets increased from approximately $204.1 million during the second quarter of 2002 to approximately $204.9 million during the second quarter of 2003, the yield on our average interest earning assets dropped approximately 101 basis points. This decrease in yield resulted from the industry wide rate reductions, and offset the increase in the volume of our interest earning assets.

Interest expense.    Interest expense on deposits and borrowed funds decreased by $438,000 from $1.8 million for the three months ended June 30, 2002 to $1.3 million for the three months ended June 30, 2003. As with our interest earning assets, the volume of our average interest bearing liabilities increased from approximately $183.8 million in the second quarter of 2002, to $189.4 million in the second quarter of 2003. The average rates for our interest bearing liabilities dropped approximately 104 basis points In comparison to the second quarter of 2002.

Net interest income.    Net interest income decreased by $67,000 from $1.8 million for the three months ended June 30, 2002 to $1.7 million for the three months ended June 30, 2003. This decrease was primarily the result of the increased volume in our interest bearing liabilities, which outpaced the growth in interest earning assets. The net yield on our average interest earning assets increased approximately 3 basis points during the quarter ended June 30, 2003 as compared to the same period in 2002.

Provision for loan losses.    The provision for loan losses charged to income during the three months ended June 30, 2003 was $30,000 while there was no provision for loan losses made during the same period ended 2002. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowance is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

At June 30, 2003 the Bank’s allowance for loan losses amounted to $581,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income.    The Company earned non-interest income of $214,000 during the three months ended June 30, 2003 compared to the $60,000 that was earned during the same period in 2002. This increase in non-interest income of $154,000 was primarily attributable to income from bank owned life insurance during the quarter of $66,000, plus income of $15,000 from mortgage originations and the gain of $35,000 from the sale of real estate held for investment.

Non-interest expense.    Non-interest expense increased by $19,000 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This increase resulted primarily from an increase in compensation expense of $68,000 due largely to expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance.

Comparison of Operating Results for the

Six Months Ended June 30, 2003 and 2002

General.    Net income for the six month period ended June 30, 2003 was $748,000, or $7,000 more than the $741,000 earned during the same period in 2002. As was the case for the quarter ended June 30, 2003, this improvement resulted principally from the increase in non-interest income of $160,000 during the period, which is explained below.

Interest income.    Interest income decreased by $919,000 from $7.1 million for the six months ended June 30, 2002 to $6.2 million for the six months ended June 30, 2003. While the level of our average interest earning assets increased from approximately $204.3 million during the first half of 2002 to approximately $208.9 million during the same period in 2003, the yield on our average interest earning assets dropped approximately 103 basis points. This decrease in yield resulted from the industry wide rate reductions and offset the increase in the volume of our interest earning assets.

Interest expense.    Interest expense on deposits and borrowed funds decreased by $899,000 from $3.6 million for the six months ended June 30, 2002 to $2.7 million for the six months ended June 30, 2003. As with our interest earning assets, the volume of our average interest bearing liabilities increased from approximately $184.1 million in the first half of 2002, to $191.9 million in the first half of 2003. However, the decrease in the rates we pay on these liabilities decreased more significantly than did the rates on our earning assets. The average rates for our interest bearing liabilities dropped approximately 110 basis points In comparison to the first six months of 2002. Again, as with our earning assets, the decrease in interest rates had a more significant impact than did the increase in volume.

Net interest income.    Net interest income decreased by $20,000 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This decrease was the result of increased volume in our interest bearing liabilities which outpaced the growth in our interest earning assets, combined with the drop in interest rates discussed in the interest income and interest expense captions. The net yield on our average interest earning assets increased approximately 7 basis points during the six months ended June 30, 2003 as compared to the same period in 2002.

Provision for loan losses.    The provision for loan losses charged to income during the six months ended June 30, 2003 was $60,000 while there was no provision for loan losses made during the same period ended 2002. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowance is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

Non-interest income.    The Company earned non-interest income of $305,000 during the six months ended June 30, 2003 compared to $145,000 that was earned during the same period in 2002. This increase in non-interest income of $160,000 was primarily attributable to income from bank owned life insurance during the six months of $88,000, plus income of $15,000 from mortgage originations and the gain of $35,000 from the sale of real estate held for investment.

Non-interest expense.    Non-interest expense increased by $62,000 from $2.4 million for the six months ended June 30, 2002 to $2.5 million for the six months ended June 30, 2003. This increase resulted primarily from an increase in compensation expense of $107,000 due largely to expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance.

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

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the North Carolina Commissioner of Banks. The Bank’s liquidity ratio at June 30, 2003, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders’ equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Administrator at June 30, 2003.

Item 3.     Controls and Procedures

As of the end of the period covered by this Report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

There have been no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 19, 2003. Of 3,079,867 shares entitled to vote at the meeting, 2,822,977 voted. The following matters were voted on at the Meeting:

Proposal 1:    To elect six members of the Board of Directors for a one-year term until the Annual Meeting of Shareholders in 2004. Votes for each nominee were as follows:

Name	For	Withheld
J. Banks Garrison, Jr.	2,815,652	7,325
Caldwell A. Holbrook, Jr.	2,815,849	7,128
Joel A. Huneycutt	2,816,202	6,775
Douglas Stokes	2,817,202	5,775
R. Ronald Swanner	2,816,149	6,828
Greg E. Underwood	2,816,149	6,828

Proposal 2:    To ratify the appointment of Dixon Odom PLLC as the Bank’s independent accountants for the year ending December 31, 2003.

For	Against	Withhld
2,819,380	1,722	1,875

Item 6.     Exhibits and Reports on Form 8-K

6(a)    Exhibits

Exhibit (3)(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit (4) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (10)(i)	Employment Agreement between Carl M. Hill and Home Savings Bank of Albemarle, Inc., S.S.B., incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(ii)	Employment Agreement between R. Ronald Swanner and Home Savings Bank of Albemarle, Inc., S.S.B., incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(iii)	1985 Retirement Payment Agreements with Carl M. Hill, R. Ronald Swanner, Caldwell A. Holbrook, Jr. and Joel A. Huneycutt, incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(iv)	1995 Retirement Payment Agreements with Carl M. Hill, R. Ronald Swanner, Caldwell A. Holbrook, Jr., Joel A. Huneycutt, Douglas Dwight Stokes and Greg E. Underwood, incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(v)	Directors Retirement Plan Agreements with Carl M. Hill, R. Ronald Swanner, Caldwell A. Holbrook, Jr., Joel A. Huneycutt, Douglas Dwight Stokes and Greg E. Underwood, incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(vi)	1985 Supplemental Income Agreements with Carl M. Hill and R. Ronald Swanner, incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(vii)	1995 Supplemental Income Agreements with Carl M. Hill and R. Ronald Swanner, incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(viii)	South Street Financial Corp. Stock Option Plan, incorporated herein by reference to the Form 10-K dated September 30, 1997

Exhibit (10)(ix)	Home Savings Bank of Albemarle, Inc., SSB Management Recognition Plan and Trust Agreement, incorporated herein by reference to the Form 10-K dated September 30, 1997

Exhibit (10)(x)	2003 Supplemental Director Retirement Plan, incorporated herein by reference to the Form 10-QSB dated March 31, 2003

Exhibit (10)(xi)	2003 Director Payment Deferral Plan, incorporated herein by reference to the Form 10-QSB dated March 31, 2003

Exhibit (10)(xii)	2003 Director Split Dollar Life Insurance Plan, incorporated herein by reference to the Form 10-QSB dated March 31, 2003

Exhibit (10)(xiii)	2003 Supplemental Executive Retirement Plan, incorporated herein by reference to the Form 10-QSB dated March 31, 2003

Exhibit (10)(xiv)	2003 Executive Split Dollar Life Insurance Plan, incorporated herein by reference to the Form 10-QSB dated March 31, 2003

Exhibit (10)(xv)	2003 Executive Split Dollar Life Insurance Plan (Group Term Carve Out), incorporated herein by reference to the Form 10-QSB dated March 31, 2003

Exhibit (11)	Statement Regarding Computation of Per Share Earnings

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification of Periodic Financial Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

6(b)    Reports on Form 8-K

None were filed during the quarter ended June 30, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH STREET FINANCIAL CORP.

Date: August 12, 2003	By:	/s/ R. RONALD SWANNER
R. Ronald Swanner
President and Chief Executive Officer

Date: August 12, 2003	By:	/s/ CHRISTOPHER F. CRANFORD
Christopher F. Cranford
Treasurer and Controller