Form 10QSB
period 2003-09-30
SOUTH STREET FINANCIAL CORP
filed 2003-11-13
CIK 1014964

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

(Address of principal executive office)

(704) 982-9184

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 7, 2003 3,079,867 shares of the issuer’s common stock, no par value, were outstanding.

This report contains 12 pages.

Part I. Financial Information

Item 1 — Financial Statements

South Street Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2003 (Unaudited)	December 31, 2002*
	(In thousands)
ASSETS
Cash and cash equivalents:
Non-interest-earning deposits	$4,163	$3,815
Interest-earning deposits	45,602	24,830
Federal funds sold	3,249	3,070
Securities held to maturity	2,152	3,244
Securities available for sale	5,726	11,911
Federal Home Loan Bank stock	1,492	1,509
Loans	146,596	172,707
Allowance for loan losses	(540)	(523)

NET LOANS	146,056	172,184
Real estate held for investment	907	1,030
Foreclosed real estate	706	—
Property and equipment, net	1,637	1,278
Other assets	7,596	1,927

TOTAL ASSETS	$219,286	$224,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$180,774	$175,659
Borrowings	10,000	21,000
Accrued expenses and other liabilities	3,298	3,244

TOTAL LIABILITIES	194,072	199,903

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: authorized 5,000,000 shares; none issued	—	—
Common stock, no par value: authorized 20,000,000 shares; issued 3,079,867 shares at September 30, 2003 and at December 31, 2002	7,534	7,748
Unearned compensation	(779)	(1,076)
Unearned ESOP	(1,824)	(1,920)
Retained earnings, substantially restricted	20,252	20,018
Accumulated other comprehensive income	31	125

TOTAL STOCKHOLDERS’ EQUITY	25,214	24,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$219,286	$224,798

*  Derived from audited financial statements

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$2,524	$3,176	$8,274	$9,632
Investment securities	59	179	261	695
Other interest-bearing deposits	115	78	325	187

TOTAL INTEREST INCOME	2,698	3,433	8,860	10,514

INTEREST EXPENSE
Deposits	1,163	1,567	3,656	4,916
Borrowings	62	148	308	437

TOTAL INTEREST EXPENSE	1,225	1,715	3,964	5,353

NET INTEREST INCOME	1,473	1,718	4,896	5,161
PROVISION FOR LOAN LOSSES	30	—	90	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,443	1,718	4,806	5,161

NON-INTEREST INCOME
Service charges and fees	121	64	277	193
Other	134	84	283	100

TOTAL NON-INTEREST INCOME	255	148	560	293

NON-INTEREST EXPENSE
Compensation and benefits	871	860	2,631	2,513
Net occupancy and equipment	84	89	265	280
Data processing	70	63	184	209
Other	217	217	645	648

TOTAL NON-INTEREST EXPENSE	1,242	1,229	3,725	3,650

INCOME BEFORE INCOME TAXES	456	637	1,641	1,804
INCOME TAXES	161	235	598	661

NET INCOME	$295	$402	$1,043	$1,143

PER SHARE DATA:
Basic and diluted net income per common share	$.10	$.14	$.36	$.40

Dividends	$.10	$.10	$.30	$.30

Weighted average common shares outstanding, basic and diluted	2,922,130	2,861,646	2,907,510	2,848,153

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,043	$1,143
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on securities	131	62
Amortization of deferred loan fees	(342)	(370)
Provision for depreciation	137	131
Provision for loan losses	90	—
Gain on sale of real estate held for investment	(41)	—
Loss on sale of foreclosed real estate	3	—
Amortization of unearned compensation	296	249
ESOP contribution	(214)	(239)
(Increase) decrease in other assets	126	(158)
Increase in accrued expenses and other liabilities	111	10

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,340	828

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	—	(5,014)
Proceeds from maturities, calls and principal repayments of securities available for sale	5,990	9,999
Proceeds from maturities, calls and principal repayments of securities held to maturity	1,005	1,116
Loan originations and principal payments on loans, net	25,626	(4,411)
Purchase of property and equipment	(496)	(13)
Proceeds from sale of real estate held for investment	178	—
Investment in real estate held for investment	(14)	(3)
Proceeds from sale of foreclosed assets	45	—
Purchase of bank owned life insurance	(5,795)	—
Purchase of FHLB stock	—	(161)
Proceeds from redemption of FHLB stock	17	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	26,556	1,513

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	5,115	5,050
Payment of dividends	(808)	(791)
Purchases and retirement of common stock	—	(82)
Repayments (borrowings) from FHLB, net	(11,000)	4,000
Principal payment received on ESOP note	96	140

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(6,597)	8,317

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,299	10,658
CASH AND CASH EQUIVALENTS, BEGINNING	31,715	11,979

CASH AND CASH EQUIVALENTS, ENDING	$53,014	$22,637

See accompanying notes.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A — BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of South Street Financial Corp. (the “Company”) and its wholly-owned subsidiary, Home Savings Bank of Albemarle, S.S.B., (“Home Savings” or the “Bank”), the Bank’s wholly-owned subsidiary, South Street Development Corporation (“SSDC”), and SSDC’s wholly-owned subsidiary, Park Ridge Associates, LLC (“Park Ridge”). All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

NOTE B — EARNINGS PER SHARE

The Company’s basic earnings per share for the three and nine month periods ended September 30, 2003 is based on net income earned divided by the weighted average number of shares outstanding from the beginning of the period to the end of the period. Diluted earnings per share is adjusted for all potential common stock instruments having a dilutive effect. For purposes of this computation, the number of shares of common stock purchased by the ESOP that have not been allocated to participant accounts are not assumed to be outstanding.

At September 30, 2003 and 2002, there were 449,650 exercisable options outstanding which had no dilutive effect.

NOTE C — BORROWINGS

Borrowings, which consisted solely of one advance from the FHLB, totaled $10,000,000 at September 30, 2003. The interest rate of this advance was 2.45%. This advance matures in February 2004.

NOTE D — COMPREHENSIVE INCOME

For the quarters ended September 30, 2003 and 2002, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $265,000 and $495,000, respectively.

For the nine months ended September 30, 2003 and 2002, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $949,000 and $1,230,000, respectively.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at

September 30, 2003 and December 31, 2002

The Company’s total consolidated assets decreased $5.5 million during the nine months ended September 30, 2003 from $224.8 million at December 31, 2002 to $219.3 million. This decrease in our assets resulted primarily from a decrease in our loan portfolio of $26.1 million from $172.1 million at December 31, 2002 to $146.1 million at September 30, 2003. Management has chosen not to decrease the interest rates that the Bank charges for its loans as dramatically as its competitors during this time of declining interest rates. Therefore, many of the Bank’s loan customers have paid off their loans during 2003. The Company has utilized the liquidity provided by the decrease in loans, a decrease in our investment securities portfolio of $7.3 million, and an increase in deposits from our customers of $5.1 million, to retire $11.0 million in borrowings, and to fund a $5.7 million investment in bank owned life insurance. The remaining liquidity provided by these transactions has been placed in an interest-earning account with the Federal Home Loan Bank. The aforementioned decrease in our investment securities portfolio resulted entirely from maturities, calls and principal repayments of those securities.

The increase in foreclosed real estate of $706,000 from December 31, 2002 to September 30, 2003 occurred during the third quarter. Approximately $630,000, or 89%, of this increase was related to one borrower.

Comparison of Operating Results for the

Three Months Ended September 30, 2003 and 2002

General. Net income for the three-month period ended September 30, 2003 was $295,000, or $107,000 less than the $402,000 earned during the same period in 2002. This decrease in our earnings resulted principally from the decrease in interest income of $735,000 during the quarter, which is explained below.

Interest income. Interest income decreased by $735,000 from $3.4 million for the three months ended September 30, 2002 to $2.7 million for the three months ended September 30, 2003. The level of our average interest-earning assets decreased from approximately $209.9 million during the third quarter of 2002 to approximately $203.0 million during the third quarter of 2003, and the yield on our average interest-earning assets dropped approximately 77 basis points. This decrease in our yield resulted primarily from the shift in our earning assets from loans and investment securities to interest-earning deposits, which have significantly lower rates than do our loans and securities.

Interest expense. Interest expense on deposits and borrowed funds decreased by $490,000 from $1.7 million for the three months ended September 30, 2002 to $1.2 million for the three months ended September 30, 2003. As with our interest-earning assets, the volume of our interest-bearing liabilities decreased from approximately $188.5 million in the third quarter of 2002, to $188.1 million in the third quarter of 2003. The average rates for our interest-bearing liabilities dropped approximately 92 basis points In comparison to the third quarter of 2002.

Net interest income. Net interest income decreased by $245,000 from $1.7 million for the three months ended September 30, 2002 to $1.5 million for the three months ended September 30, 2003. This decrease resulted primarily from the decrease in our interest income discussed above.

Provision for loan losses. The provision for loan losses charged to income during the three months ended September 30, 2003 was $30,000 while there was no provision for loan losses made during the same period ended 2002. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowance is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

At September 30, 2003 the Bank’s allowance for loan losses amounted to $540,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income. The Company earned non-interest income of $255,000 during the three months ended September 30, 2003 compared to the $148,000 that was earned during the same period in 2002. This increase in non-interest income of $107,000 was primarily attributable to income from bank owned life insurance during the quarter of $59,000, combined with income of $60,000 from mortgage originations.

Non-interest expense. Non-interest expense increased by only $13,000 for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. This increase resulted primarily from an increase in compensation expense of $11,000 due largely to expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance.

Comparison of Operating Results for the

Nine Months Ended September 30, 2003 and 2002

General. Net income for the nine-month period ended September 30, 2003 was $1.0 million, or $100,000 less than the $1.1 million earned during the same period in 2002. As was the case for the quarter ended September 30, 2003, this decline in earnings resulted principally from the decrease in interest income, which is explained below.

Interest income. Interest income decreased by $1.7 million from $10.5 million for the nine months ended September 30, 2002 to $8.9 million for the nine months ended September 30, 2003. While the level of our average interest-earning assets increased from approximately $206.7 million during the first three quarters of 2002 to approximately $207.7 million during the same period in 2003, the yield on our average interest-earning assets dropped approximately 92 basis points. This decrease in our yield resulted primarily from the shift in our earning assets from loans and investment securities to interest-earning deposits, which have significantly lower rates than do our loans and securities.

Interest expense. Interest expense on deposits and borrowed funds decreased by $1.4 million from $5.4 million for the nine months ended September 30, 2002 to $4.0 million for the nine months ended September 30, 2003. The volume of our average interest-bearing liabilities increased from approximately $186.5 million in the first three quarters of 2002, to $191.2 million during the same period in 2003. However, the decrease in the rates we pay on these liabilities decreased more significantly than did the rates on our earning assets. The average rates for our interest-bearing liabilities dropped approximately 104 basis points In comparison to the first nine months of 2002. As with our earning assets, the decrease in interest rates had a more significant impact than did the increase in volume.

Net interest income. Net interest income decreased by $265,000 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This decrease was the result of increased volume in our interest-bearing liabilities which outpaced the growth in our interest-earning assets, combined with the drop in interest rates discussed in the interest income and interest expense captions.

Provision for loan losses. The provision for loan losses charged to income during the nine months ended September 30, 2003 was $90,000 while there was no provision for loan losses made during the same period ended 2002. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely. The decision to increase or decrease the provision and resulting allowance is based upon an evaluation of both prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

Non-interest income. The Company earned non-interest income of $560,000 during the nine months ended September 30, 2003 compared to $293,000 that was earned during the same period in 2002. This increase in non-interest income of $267,000 was primarily attributable to income from bank owned life insurance during the nine months of $147,000, income of $75,000 from mortgage originations, and the gain of $46,000 from the sale of real estate held for investment.

Non-interest expense. Non-interest expense increased by $75,000 from $3.65 million for the nine months ended September 30, 2002 to $3.73 million for the nine months ended September 30, 2003. This increase resulted primarily from an increase in compensation expense of $118,000 due largely to expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance.

Liquidity and Capital Resources

The term “liquidity” generally refers to an organization’s ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, through the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter-term interest bearing deposits.

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the North Carolina Commissioner of Banks. The Bank’s liquidity ratio at September 30, 2003, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders’ equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Administrator at September 30, 2003.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

6(a) Exhibits	Exhibit (3)(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

	Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

	Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit (4) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

	Exhibit (10)(i)	Employment Agreement between Carl M. Hill and Home Savings Bank of Albemarle, Inc., S.S.B., incorporated herein by reference to the Form 10-K dated September 30, 1996

	Exhibit (10)(ii)	Employment Agreement between R. Ronald Swanner and Home Savings Bank of Albemarle, Inc., S.S.B., incorporated herein by reference to the Form 10-K dated September 30, 1996

	Exhibit (10)(iii)	1985 Retirement Payment Agreements with Carl M. Hill, R. Ronald Swanner, Caldwell A. Holbrook, Jr. and Joel A. Huneycutt, incorporated herein by reference to the Form 10-K dated September 30, 1996

	Exhibit (10)(iv)	1995 Retirement Payment Agreements with Carl M. Hill, R. Ronald Swanner, Caldwell A. Holbrook, Jr., Joel A. Huneycutt, Douglas Dwight Stokes and Greg E. Underwood, incorporated herein by reference to the Form 10-K dated September 30, 1996

	Exhibit (10)(v)	Directors Retirement Plan Agreements with Carl M. Hill, R. Ronald Swanner, Caldwell A. Holbrook, Jr., Joel A. Huneycutt, Douglas Dwight Stokes and Greg E. Underwood, incorporated herein by reference to the Form 10-K dated September 30, 1996

	Exhibit (10)(vi)	1985 Supplemental Income Agreements with Carl M. Hill and R. Ronald Swanner, incorporated herein by reference to the Form 10-K dated September 30, 1996

	Exhibit (10)(vii)	1995 Supplemental Income Agreements with Carl M. Hill and R. Ronald Swanner, incorporated herein by reference to the Form 10-K dated September 30, 1996

	Exhibit (10)(viii)	South Street Financial Corp. Stock Option Plan, incorporated herein by reference to the Form 10-K dated September 30, 1997

		Exhibit (10)(ix)	Home Savings Bank of Albemarle, Inc., SSB Management Recognition Plan and Trust Agreement, incorporated herein by reference to the Form 10-K dated September 30, 1997

		Exhibit (10)(x)	2003 Supplemental Director Retirement Plan, incorporated herein by reference to the Form 10-QSB dated March 31, 2003

		Exhibit (10)(xi)	2003 Director Payment Deferral Plan, incorporated herein by reference to the Form 10-QSB dated March 31, 2003

		Exhibit (10)(xii)	2003 Director Split Dollar Life Insurance Plan, incorporated herein by reference to the Form 10-QSB dated March 31, 2003

		Exhibit (10)(xiii)	2003 Supplemental Executive Retirement Plan, incorporated herein by reference to the Form 10-QSB dated March 31, 2003

		Exhibit (10)(xiv)	2003 Executive Split Dollar Life Insurance Plan, incorporated herein by reference to the Form 10-QSB dated March 31, 2003

		Exhibit (10)(xv)	2003 Executive Split Dollar Life Insurance Plan (Group Term Carve Out), incorporated herein by reference to the Form 10-QSB dated March 31, 2003

		Exhibit (11)	Statement Regarding Computation of Per Share Earnings

		Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

		Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

		Exhibit (32)	Certification of Periodic Financial Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

6	(b)	Reports on Form 8-K	None were filed during the quarter ended September 30, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH STREET FINANCIAL CORP.

Date: November 7, 2003	By:	/s/ R. Ronald Swanner

R. Ronald Swanner President and Chief Executive Officer

Date: November 7, 2003	By:	/s/ Christopher F. Cranford

Christopher F. Cranford Treasurer and Controller