Form 10QSB
period 2004-03-31
SOUTH STREET FINANCIAL CORP
filed 2004-05-10
CIK 1014964

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

(Address of principal executive office)

(704) 982-9184

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 5, 2004, 3,079,867 shares of the issuer’s common stock, no par value, were outstanding.

This report contains 11 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

South Street Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	March 31, 2004 (Unaudited)	December 31, 2003*
	(In thousands)
ASSETS

Cash and cash equivalents:
Non-interest-earning deposits	$3,325	$5,925
Interest-earning deposits	26,498	32,461
Federal funds sold	2,137	4,116
Securities held to maturity	7,512	7,851
Securities available for sale	16,564	12,323
Federal Home Loan Bank stock	1,185	1,492
Loans	143,993	143,914
Allowance for loan losses	(600)	(570)

NET LOANS	143,393	143,344
Real estate held for investment	653	653
Foreclosed real estate	690	690
Property and equipment, net	2,563	2,584
Bank-owned life insurance	6,767	6,698
Prepaid expenses and other assets	2,157	2,017

TOTAL ASSETS	$213,444	$220,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$183,560	$181,120
Borrowings	—	10,000
Accrued expenses and other liabilities	4,216	3,387

TOTAL LIABILITIES	187,776	194,507

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: authorized 5,000,000 shares; none issued	—	—
Common stock, no par value: authorized 20,000,000 shares; issued 3,079,867 shares at March 31, 2004 and at December 31, 2003	7,448	7,488
Unearned compensation	(569)	(674)
Unearned ESOP	(1,316)	(1,362)
Retained earnings, substantially restricted	20,068	20,160
Accumulated other comprehensive income	37	35

TOTAL STOCKHOLDERS’ EQUITY	25,668	25,647

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$213,444	$220,154

*	Derived from audited consolidated financial statements.

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except share and per share data)
INTEREST INCOME
Loans, including fees	$2,340	$2,953
Investment securities	164	115
Other interest-bearing deposits	83	101

TOTAL INTEREST INCOME	2,587	3,169

INTEREST EXPENSE
Deposits	1,108	1,283
Borrowings	20	142

TOTAL INTEREST EXPENSE	1,128	1,425

NET INTEREST INCOME	1,459	1,744
PROVISION FOR LOAN LOSSES	30	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,429	1,714

NON-INTEREST INCOME
Service charges and fees	84	65
Income from bank-owned life insurance	69	22
Other	32	4

TOTAL NON-INTEREST INCOME	185	91

NON-INTEREST EXPENSE
Compensation and benefits	915	887
Net occupancy and equipment	102	93
Data processing	81	76
Other	225	203

TOTAL NON-INTEREST EXPENSE	1,323	1,259

INCOME BEFORE INCOME TAXES	291	546
INCOME TAXES	90	196

NET INCOME	$201	$350

PER SHARE DATA:
Basic and diluted net income per common share	$.07	$.12

Dividends	$—	$.10

Weighted average common shares outstanding, basic and diluted	2,947,312	2,887,799

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$201	$350
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on securities	35	48
Amortization of deferred loan fees	(81)	(95)
Depreciation	51	44
Provision for loan losses	30	30
Amortization of unearned compensation	105	113
ESOP contribution	(40)	(86)
Increase in other assets	(211)	(254)
Increase in accrued expenses and other liabilities	829	338

NET CASH PROVIDED BY OPERATING ACTIVITIES	919	488

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(5,000)	—
Proceeds from maturities, calls and principal repayments of securities available for sale	757	1,751
Proceeds from maturities, calls and principal repayments of securities held to maturity	310	522
Loan originations and principal payments on loans, net	2	3,201
Purchase of property and equipment	(30)	(40)
Investment in bank-owned life insurance	—	(5,670)
Proceeds from redemption of FHLB stock	307	—

NET CASH USED BY INVESTING ACTIVITIES	(3,654)	(236)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,440	1,672
Payment of dividends	(293)	(261)
Borrowings from FHLB, net	(10,000)	(5,000)
Principal payment received on ESOP note	46	48

NET CASH USED BY FINANCING ACTIVITIES	(7,807)	(3,541)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,542)	(3,289)

CASH AND CASH EQUIVALENTS, BEGINNING	42,502	31,715

CASH AND CASH EQUIVALENTS, ENDING	$31,960	$28,426

See accompanying notes.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of South Street Financial Corp. (the “Company”) and its wholly-owned subsidiary, Home Savings Bank of Albemarle, S.S.B., (“Home Savings” or the “Bank”), the Bank’s wholly-owned subsidiary, South Street Development Corporation (“SSDC”), and SSDC’s wholly-owned subsidiary, Park Ridge Associates, LLC (“Park Ridge”). All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - EARNINGS PER SHARE

The Company’s basic earnings per share is based on net income divided by the weighted average number of shares outstanding from the beginning of the period to the end of the period. Diluted earnings per share is adjusted for all potential common stock instruments having a dilutive effect. For purposes of this computation, the number of shares of common stock purchased by the ESOP that have not been allocated to participant accounts are not assumed to be outstanding.

At March 31, 2004 and 2003, there were 449,650 exercisable options outstanding which had no dilutive effect.

NOTE C - COMPREHENSIVE INCOME

For the quarters ended March 31, 2004 and 2003, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $203,000 and $308,000, respectively.

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

Comparison of Financial Condition at

March 31, 2004 and December 31, 2003

The Company’s total consolidated assets decreased $6.8 million during the three months ended March 31, 2004 from $220.2 million at December 31, 2003 to $213.4 million. This decrease in our assets resulted primarily from a decrease in cash and cash equivalents comprised of interest and non-interest bearing deposits and federal funds sold. Cash and cash equivalents decreased by $10.5 million, from $42.5 million at December 31, 2003 to $32.0 million at March 31, 2004. This decrease in liquid assets occurred principally due to management’s decision to pay in full all borrowings from the Federal Home Loan Bank of $10.0 million in an effort to reduce interest expense and utilize low interest earning cash deposits. Consistent with management’s philosophy in 2003, loan rates have not been adjusted aggressively to grow the portfolio. As a consequence, the Bank’s loan portfolio has remained relatively level with a net increase of $49,000, from $143.3 million at December 31, 2003 to $143.4 million at March 31, 2004. The Company has utilized the liquidity provided by the increase in deposits from our customers of $2.4 million to fund the purchase of additional investments held as available for sale.

Comparison of Operating Results for the

Three Months Ended March 31, 2004 and 2003

General. Net income for the three-month period ended March 31, 2004 was $201,000, or $149,000 less than the $350,000 earned during the same period in 2003. This decrease in our earnings resulted principally from the decrease in interest income of $582,000 during the quarter, which is explained below.

Interest income. Interest income decreased by $582,000 from $3.2 million for the three months ended March 31, 2003 to $2.6 million for the three months ended March 31, 2004. The level of our average interest-earning assets decreased from approximately $212.4 million during the first quarter of 2003 to approximately $199.4 million during the first quarter of 2004, and the yield on our average interest-earning assets dropped approximately 78 basis points. This decrease in our yield resulted primarily from the shift in our earning assets from loans and investment securities to interest-earning deposits, which have significantly lower rates than do our loans and securities.

Interest expense. Interest expense on deposits and borrowed funds decreased by $297,000 from $1.4 million for the three months ended March 31, 2003 to $1.1 million for the three months ended March 31, 2004. As with our interest-earning assets, the volume of our interest-bearing liabilities decreased from approximately $195.0 million in the first quarter of 2003, to $187.3 million in the first quarter of 2004. The average rates for our interest-bearing liabilities dropped approximately 51 basis points in comparison to the first quarter of 2003.

Net interest income. Net interest income decreased by $285,000 from $1.7 million for the three months ended March 31, 2003 to $1.5 million for the three months ended March 31, 2004. This decrease resulted primarily from the decrease in our interest income discussed above.

Provision for loan losses. The provision for loan losses charged to income during the three months ended March 31, 2004 and 2003 was $30,000. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.

At March 31, 2004 the Bank’s allowance for loan losses amounted to $600,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income. The Company earned non-interest income of $185,000 during the three months ended March 31, 2004 compared to the $91,000 that was earned during the same period in 2003. This increase in non-interest income of $94,000 was primarily attributable to income from bank-owned life insurance during the quarter of $69,000, combined with an increase in other non-interest income from the sale of mortgage loans.

Non-interest expense. Non-interest expense increased by $64,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase resulted primarily from an increase in compensation expense of $28,000 and other non-interest expense of $22,000. The increase in compensation expense was due largely to expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance. The increase in other non-interest expense resulted primarily from an $18,000 increase in expenses related to the maintenance and repair of foreclosed real estate.

Provision for income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 30.9% for the period ending March 31, 2004 as compared to 35.9% for the period ending March 31, 2003. This decrease resulted principally from an increase in the level of the Company’s non-taxable income.

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

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the North Carolina Commissioner of Banks. The Bank’s liquidity ratio at March 31, 2004, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders’ equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Commissioner at March 31, 2004.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

6(a) Exhibits	Exhibit (3)(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

	Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

	Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit (4) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

	Exhibit (10)(i)	Employment Agreement between R. Ronald Swanner and Home Savings Bank of Albemarle, Inc., S.S.B., incorporated herein by reference to the Form 10-K dated September 30, 1996

	Exhibit (10)(ii)	South Street Financial Corp. Stock Option Plan, incorporated herein by reference to the Form 10-K dated September 30, 1997

	Exhibit (10)(iii)	Home Savings Bank of Albemarle, Inc., SSB Management Recognition Plan and Trust Agreement, incorporated herein by reference to the Form 10-K dated September 30, 1997

Exhibit (10)(iv)

2003 Supplemental Executive Retirement Plan Agreements with R. Ronald Swanner, Christopher F.

Cranford, David L. Smith and Cris D. Turner, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (10)(v)	2003 Executive Life Insurance Endorsement Method Split Dollar Plan
Agreements with R. Ronald Swanner, Christopher F. Cranford, David L. Smith
and Cris D. Turner, dated June 27, 2003, incorporated herein by reference to the
Form 10-KSB dated December 31, 2003

	Exhibit (10)(vi)	2003 Director Supplemental Retirement Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

	Exhibit (10)(vii)	2003 Director Deferral Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, J. Banks Garrison, Jr., Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

	Exhibit (10)(viii)	2003 Director Life Insurance Endorsement Method Split Dollar Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, J. Banks Garrison, Jr., Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

	Exhibit (11)	Statement Regarding Computation of Per Share Earnings

	Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	Exhibit (32)	Certification of Periodic Financial Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

6(b)	Reports on Form 8-K	None were filed during the quarter ended March 31, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH STREET FINANCIAL CORP.

Date: May 7, 2004	By:	/s/ R. Ronald Swanner
R. Ronald Swanner
President and Chief Executive Officer

Date: May 7, 2004	By:	/s/ Christopher F. Cranford
Christopher F. Cranford
Treasurer and Chief Financial Officer