Form 10QSB
period 2004-06-30
SOUTH STREET FINANCIAL CORP
filed 2004-08-13
CIK 1014964

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

(Address of principal executive office)

(704) 982-9184

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 9, 2004, 3,068,161 shares of the issuer’s common stock, no par value, were outstanding.

This report contains 12 pages.

Part I. Financial Information

Item 1 - Financial Statements

South Street Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	June 30, 2004 (Unaudited)	December 31, 2003*
	(In thousands)
ASSETS

Cash and cash equivalents:
Non-interest-earning deposits	$5,229	$5,925
Interest-earning deposits	19,784	32,461
Federal funds sold	2,056	4,116
Securities held to maturity	7,102	7,851
Securities available for sale	22,038	12,323
Federal Home Loan Bank stock	1,185	1,492
Loans	142,211	143,914
Allowance for loan losses	(550)	(570)

NET LOANS	141,661	143,344

Real estate held for investment	653	653
Foreclosed real estate	612	690
Property and equipment, net	2,586	2,584
Bank-owned life insurance	6,837	6,698
Prepaid expenses and other assets	1,928	2,017

TOTAL ASSETS	$211,671	$220,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$182,259	$181,120
Borrowings	—	10,000
Accrued expenses and other liabilities	3,992	3,387

TOTAL LIABILITIES	186,251	194,507

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: authorized 5,000,000 shares; none issued	—	—
Common stock, no par value: authorized 20,000,000 shares; issued 3,068,161 and 3,079,867 shares at June 30, 2004 and at December 31, 2003, respectively	7,292	7,488
Unearned compensation	(464)	(674)
Unearned ESOP	(1,269)	(1,362)
Retained earnings, substantially restricted	19,957	20,160
Accumulated other comprehensive income (loss)	(96)	35

TOTAL STOCKHOLDERS’ EQUITY	25,420	25,647

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,671	$220,154

*	Derived from audited consolidated financial statements.

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except share and per share data)
INTEREST INCOME
Loans, including fees	$2,314	$2,797	$4,654	$5,750
Investment securities	159	87	323	202
Other interest-bearing deposits	80	109	163	210

TOTAL INTEREST INCOME	2,553	2,993	5,140	6,162

INTEREST EXPENSE
Deposits	1,079	1,210	2,187	2,493
Borrowings	—	104	20	246

TOTAL INTEREST EXPENSE	1,079	1,314	2,207	2,739

NET INTEREST INCOME	1,474	1,679	2,933	3,423
PROVISION FOR LOAN LOSSES	30	30	60	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,444	1,649	2,873	3,363

NON-INTEREST INCOME
Service charges and fees	95	91	179	156
Income from bank-owned life insurance	70	71	139	93
Other	12	52	44	56

TOTAL NON-INTEREST INCOME	177	214	362	305

NON-INTEREST EXPENSE
Compensation and benefits	922	873	1,837	1,760
Net occupancy and equipment	94	88	196	181
Data processing	81	38	162	114
Other	253	225	478	428

TOTAL NON-INTEREST EXPENSE	1,350	1,224	2,673	2,483

INCOME BEFORE INCOME TAXES	271	639	562	1,185
INCOME TAXES	88	241	178	437

NET INCOME	$183	$398	$384	$748

PER SHARE DATA:
Basic and diluted net income per common share	$.06	$.14	$.13	$.26

Dividends	$.10	$.10	$.20	$.20

Weighted average common Shares outstanding, basic and diluted	2,968,442	2,905,932	2,961,219	2,899,416

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$384	$748
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on securities	70	63
Amortization of deferred loan fees	(171)	(231)
Depreciation	102	90
Provision for loan losses	60	60
Gain on sale of real estate held for investment	—	(35)
Income from bank-owned life insurance	(139)	(93)
Amortization of unearned compensation	210	225
ESOP contribution	(79)	(158)
(Increase) decrease in other assets	172	(61)
Increase in accrued expenses and other liabilities	606	394

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,215	1,002

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(17,000)	—
Proceeds from maturities, calls and principal repayments of securities available for sale	7,059	4,152
Proceeds from maturities, calls and principal repayments of securities held to maturity	691	758
Loan originations and principal payments on loans, net	1,872	14,268
Purchase of property and equipment	(104)	(436)
Proceeds from sale of real estate held for investment	—	90
Investment in real estate held for investment	—	(9)
Investment in bank-owned life insurance	—	(5,648)
Proceeds from redemption of FHLB stock	307	17

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(7,175)	13,192

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,139	(135)
Payment of dividends	(587)	(521)
Purchases and retirement of common stock	(117)	—
Borrowings from FHLB, net	(10,000)	(11,000)
Principal payment received on ESOP note	92	96

NET CASH USED BY FINANCING ACTIVITIES	(9,473)	(11,560)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,433)	2,634
CASH AND CASH EQUIVALENTS, BEGINNING	42,502	31,715

CASH AND CASH EQUIVALENTS, ENDING	$27,069	$34,349

See accompanying notes.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of South Street Financial Corp. (the “Company”) and its wholly-owned subsidiary, Home Savings Bank of Albemarle, S.S.B., (“Home Savings” or the “Bank”), the Bank’s wholly-owned subsidiary, South Street Development Corporation (“SSDC”), and SSDC’s wholly-owned subsidiary, Park Ridge Associates, LLC (“Park Ridge”). All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

At June 30, 2004 and 2003, there were 449,650 exercisable options outstanding which had no dilutive effect.

NOTE C - COMPREHENSIVE INCOME

For the quarters ended June 30, 2004 and 2003, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $50,000 and $376,000, respectively.

For the six months ended June 30, 2004 and 2003, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $253,000 and $684,000, respectively.

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

Comparison of Financial Condition at

June 30, 2004 and December 31, 2003

The Company’s total consolidated assets decreased $8.5 million during the six months ended June 30, 2004 from $220.2 million at December 31, 2003 to $211.7 million. This decrease in our assets resulted primarily from a decrease in cash and cash equivalents comprised of interest and non-interest bearing deposits and federal funds sold. Cash and cash equivalents decreased by $15.4 million, from $42.5 million at December 31, 2003 to $27.1 million at June 30, 2004. This decrease in liquid assets occurred principally due to management’s decision to pay in full all borrowings from the Federal Home Loan Bank of $10.0 million in an effort to reduce interest expense and utilize low interest earning cash deposits. Consistent with management’s philosophy in 2003, loan rates have not been adjusted aggressively to grow the portfolio. As a consequence, the Bank’s loan portfolio has decreased by $1.7 million, from $143.3 million at December 31, 2003 to $141.7 million at June 30, 2004. The Company has utilized the liquidity provided by the increase in deposits from our customers of $1.1 million, along with a portion of the decrease in cash and cash equivalents discussed above to fund the purchase of additional investments held as available for sale.

Comparison of Operating Results for the

Three Months Ended June 30, 2004 and 2003

General. Net income for the three-month period ended June 30, 2004 was $183,000, or $215,000 less than the $398,000 earned during the same period in 2003. This decrease in our earnings resulted principally from the decrease in interest income of $440,000 during the quarter, which is explained below.

Interest income. Interest income decreased by $440,000 from $3.0 million for the three months ended June 30, 2003 to $2.6 million for the three months ended June 30, 2004. The level of our average interest-earning assets decreased from approximately $204.9 million during the second quarter of 2003 to approximately $195.6 million during the second quarter of 2004, and the yield on our average interest-earning assets dropped approximately 62 basis points. This decrease in our yield resulted primarily from the shift in our earning assets from loans and investment securities with higher yields to newer investment securities with significantly lower current market yields.

Interest expense. Interest expense on deposits and borrowed funds decreased by $235,000 from $1.3 million for the three months ended June 30, 2003 to $1.1 million for the three months ended June 30, 2004. As with our interest-earning assets, the volume of our interest-bearing liabilities decreased from approximately $189.4 million in the second quarter of 2003, to $182.9 million in the second quarter of 2004. The average rates for our interest-bearing liabilities dropped approximately 42 basis points in comparison to the first quarter of 2003.

Net interest income. Net interest income decreased by $205,000 from $1.7 million for the three months ended June 30, 2003 to $1.5 million for the three months ended June 30, 2004. This decrease resulted primarily from the decrease in our interest income discussed above.

Provision for loan losses. The provision for loan losses charged to income during the three months ended June 30, 2004 and 2003 was $30,000. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.

At June 30, 2004 the Bank’s allowance for loan losses amounted to $550,000, which management believes is adequate to absorb losses inherent in its loan portfolio. The allowance for loan losses as a percentage of gross loans outstanding was .39% and .40% at June 30, 2004 and December 31, 2003, respectively

Non-interest income. The Company earned non-interest income of $177,000 during the three months ended June 30, 2004 compared to the $214,000 that was earned during the same period in 2003. This decrease in non-interest income of $37,000 was primarily attributable to the $35,000 decrease in gain on the sale of Real Estate during the quarter.

Non-interest expense. Non-interest expense increased by $126,000 for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase resulted primarily from an increase in compensation expense of $49,000, data processing of $43,000 and other non-interest expense of $28,000. The increase in compensation expense was due largely to expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance. The increase in data processing occurred principally due to increased deposit activity.

Provision for income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 32.5% for the period ending June 30, 2004 as compared to 37.7% for the period ending June 30, 2003. This decrease resulted principally from an increase in the level of the Company’s non-taxable income.

Comparison of Operating Results for the

Six Months Ended June 30, 2004 and 2003

General. Net income for the six-month period ended June 30, 2004 was $384,000, or $364,000 less than the $748,000 earned during the same period in 2003. This decrease in our earnings resulted principally from the decrease in interest income of $1.0 million during the current six month period, which is explained below.

Interest income. Interest income decreased by $1.0 million from $6.2 million for the six months ended June 30, 2003 to $5.1 million for the six months ended June 30, 2004. The level of our average interest-earning assets decreased from approximately $156.6 million during the first half of 2003 to approximately $148.2 million during the first half of 2004, and the yield on our average interest-earning assets dropped approximately 93 basis points. This decrease in our yield resulted primarily from the shift in our earning assets from loans and investment securities with higher yields to newer investment securities with significantly lower current market yields.

Interest expense. Interest expense on deposits and borrowed funds decreased by $532,000 from $2.7 million for the six months ended June 30, 2003 to $2.2 million for the six months ended June 30, 2004. As with our interest-earning assets, the volume of our interest-bearing liabilities decreased from approximately $191.8 million in the first half of 2003, to $185.6 million in the first half of 2004. The average rates for our interest-bearing liabilities dropped approximately 48 basis points in comparison to the first half of 2003.

Net interest income. Net interest income decreased by $490,000 from $3.4 million for the six months ended June 30, 2003 to $2.9 million for the six months ended June 30, 2004. This decrease resulted primarily from the decrease in our interest income discussed above.

Provision for loan losses. The provision for loan losses charged to income during the six months ended June 30, 2004 and 2003 was $60,000. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.

Non-interest income. The Company earned non-interest income of $362,000 during the six months ended June 30, 2004 compared to the $305,000 that was earned during the same period in 2003. This increase in non-interest income of $57,000 was primarily attributable to increased income from bank-owned life insurance during the first half of 2004 of $46,000.

Non-interest expense. Non-interest expense increased by $190,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase resulted primarily from an increase in compensation expense of $77,000, data processing of $48,000 and other non-interest expense of $50,000. The increase in compensation expense was due largely to expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance. The increase in data processing occurred principally due to increased deposit activity while the increase in other non-interest expense resulted primarily from an $18,000 increase in expenses related to the maintenance and repair of foreclosed real estate.

Provision for income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 31.7% for the period ending June 30, 2004 as compared to 36.9% for the period ending June 30, 2003. This decrease resulted principally from an increase in the level of the Company’s non-taxable income.

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

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the North Carolina Commissioner of Banks. The Bank’s liquidity ratio at

June 30, 2004, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders’ equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Commissioner at June 30, 2004.

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

Part II. OTHER INFORMATION

Item 2 - Changes in Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2004. On June 8, 2004, the Company publicly announced a new share repurchase program. Under the new program, the Company may repurchase up to 153,408 outstanding shares. The following table reflects activity under the Company’s previous program, which ended in June 2004.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
May 1 – May 31, 2004	6,600	$10.00	6,600	5,106
June 1 – June 30, 2004	5,106	$10.10	5,106	0

Total	11,706	$10.04	11,706	Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 17, 2004. Of 3,079,867 shares entitled to vote at the meeting, 2,799,439 voted. The following matters were voted on at the meeting:

Proposal 1:	To elect six members of the Board of Directors for a one-year term until the Annual Meeting of Shareholders in 2005. Votes for each nominee were as follows:

Name	For	Withheld
J. Banks Garrison, Jr.	2,784,674	14,765
Caldwell A. Holbrook, Jr.	2,784,674	14,765
Joel A. Huneycutt	2,784,674	14,765
Douglas D Stokes	2,784,674	14,765
R. Ronald Swanner	2,784,374	15,065
Greg E. Underwood	2,784,099	15,340

Proposal 2:	To ratify the appointment of Dixon Hughes PLLC as our independent auditors for the year ending December 31, 2004.

For	Against	Abstain
2,799,439	6,275	2,437

Item 6. Exhibits and Reports on Form 8-K

6(a) Exhibits	Exhibit (3)(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

	Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

	Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit (4) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

	Exhibit (10)(i)	Employment Agreement between R. Ronald Swanner and Home Savings Bank of Albemarle, Inc., S.S.B., incorporated herein by reference to the Form 10-K dated September 30, 1996

	Exhibit (10)(ii)	South Street Financial Corp. Stock Option Plan, incorporated herein by reference to the Form 10-K dated September 30, 1997

	Exhibit (10)(iii)	Home Savings Bank of Albemarle, Inc., SSB Management Recognition Plan and Trust Agreement, incorporated herein by reference to the Form 10-K dated September 30, 1997

	Exhibit (11)	Statement Regarding Computation of Per Share Earnings

	Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	Exhibit (32)	Certification of Periodic Financial Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

6(b)	Reports on Form 8-K	None were filed during the quarter ended June 30, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH STREET FINANCIAL CORP.

Date: August 12, 2004	By:	/s/ R. Ronald Swanner
R. Ronald Swanner
President and Chief Executive Officer

Date: August 12, 2004	By:	/s/ Christopher F. Cranford
Christopher F. Cranford
Treasurer and Chief Financial Officer