Form 10QSB
period 2004-09-30
SOUTH STREET FINANCIAL CORP
filed 2004-11-10
CIK 1014964

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

(Address of principal executive office)

(704) 982-9184

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of October 19, 2004, 3,059,061 shares of the issuer’s common stock, no par value, were outstanding.

This report contains 12 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

South Street Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2004	December 31, 2003*
	(Unaudited)
	(In thousands)
ASSETS

Cash and cash equivalents:
Non-interest-earning deposits	$3,287	$5,925
Interest-earning deposits	18,072	32,461
Federal funds sold	2,538	4,116
Securities held to maturity	6,790	7,851
Securities available for sale	21,937	12,323
Federal Home Loan Bank stock	1,185	1,492
Loans	149,753	143,914
Allowance for loan losses	(549)	(570)

NET LOANS	149,204	143,344

Real estate held for investment	653	653
Foreclosed real estate	262	690
Property and equipment, net	2,557	2,584
Bank-owned life insurance	6,887	6,698
Prepaid expenses and other assets	1,821	2,017

TOTAL ASSETS	$215,193	$220,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$185,684	$181,120
Borrowings	—	10,000
Accrued expenses and other liabilities	3,640	3,387

TOTAL LIABILITIES	189,324	194,507

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: authorized 5,000,000 shares; none issued	—	—
Common stock, no par value: authorized 20,000,000 shares; issued 3,059,061 and 3,079,867 shares at September 30, 2004 and at December 31, 2003, respectively	7,154	7,488
Unearned compensation	(359)	(674)
Unearned ESOP	(799)	(1,362)
Retained earnings, substantially restricted	19,924	20,160
Accumulated other comprehensive income (loss)	(51)	35

TOTAL STOCKHOLDERS’ EQUITY	25,869	25,647

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,193	$220,154

*	Derived from audited consolidated financial statements.

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except share and per share data)
INTEREST INCOME
Loans, including fees	$2,350	$2,524	$7,004	$8,274
Investment securities	198	59	521	261
Other interest-bearing deposits	93	115	256	325

TOTAL INTEREST INCOME	2,641	2,698	7,781	8,860

INTEREST EXPENSE
Deposits	1,094	1,163	3,281	3,656
Borrowings	—	62	20	308

TOTAL INTEREST EXPENSE	1,094	1,225	3,301	3,964

NET INTEREST INCOME	1,547	1,473	4,480	4,896

PROVISION FOR LOAN LOSSES	—	30	60	90

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,547	1,443	4,420	4,806

NON-INTEREST INCOME
Service charges and fees	106	121	285	277
Income from bank-owned life insurance	50	61	189	154
Other	18	73	62	129

TOTAL NON-INTEREST INCOME	174	255	536	560

NON-INTEREST EXPENSE
Compensation and benefits	877	871	2,714	2,631
Net occupancy and equipment	102	84	298	265
Data processing	105	70	267	184
Other	209	217	687	645

TOTAL NON-INTEREST EXPENSE	1,293	1,242	3,966	3,725

INCOME BEFORE INCOME TAXES	428	456	990	1,641

INCOME TAXES	171	161	349	598

NET INCOME	$257	$295	$641	$1,043

PER SHARE DATA:
Basic and diluted net income per common share	$.09	$.10	$.22	$.36

Dividends	$.10	$.10	$.30	$.30

Weighted average common shares outstanding, basic and diluted	2,976,520	2,922,130	2,966,044	2,907,510

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$641	$1,043
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on securities	106	131
Amortization of deferred loan fees	(278)	(342)
Depreciation	153	137
Provision for loan losses	60	90
Gain on sale of real estate held for investment	—	(41)
Loss on sale for foreclosed real estate	—	3
Income from bank-owned life insurance	(189)	(154)
Amortization of unearned compensation	315	296
ESOP contribution	(125)	(214)
(Increase) decrease in other assets	251	280
Increase in accrued expenses and other liabilities	250	111

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,184	1,340

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(17,000)	—
Proceeds from maturities, calls and principal repayments of securities available for sale	7,228	5,990
Proceeds from maturities, calls and principal repayments of securities held to maturity	973	1,005
Loan originations and principal payments on loans, net	(5,564)	25,626
Purchase of property and equipment	(126)	(496)
Proceeds from sale of real estate held for investment	—	178
Investment in real estate held for investment	—	(14)
Proceeds from sale of foreclosed assets	350	45
Investment in bank-owned life insurance	—	(5,795)
Proceeds from redemption of FHLB stock	307	17

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(13,832)	26,556

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,564	5,115
Payment of dividends	(875)	(808)
Purchases and retirement of common stock	(209)	—
Repayments on borrowings, net	(10,000)	(11,000)
Principal payment received on ESOP note	563	96

NET CASH USED BY FINANCING ACTIVITIES	(5,957)	(6,597)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,605)	21,299

CASH AND CASH EQUIVALENTS, BEGINNING	42,502	31,715

CASH AND CASH EQUIVALENTS, ENDING	$23,897	$53,014

See accompanying notes.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of South Street Financial Corp. (the “Company”) and its wholly-owned subsidiary, Home Savings Bank of Albemarle, S.S.B., (“Home Savings” or the “Bank”), the Bank’s wholly-owned subsidiary, South Street Development Corporation (“SSDC”), and SSDC’s wholly-owned subsidiary, Park Ridge Associates, LLC (“Park Ridge”). All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

At September 30, 2004 and 2003, there were 449,650 exercisable options outstanding which had no dilutive effect.

NOTE C - COMPREHENSIVE INCOME

For the quarters ended September 30, 2004 and 2003, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $301,000 and $265,000, respectively.

For the nine months ended September 30, 2004 and 2003, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $555,000 and $949,000, respectively.

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

Comparison of Financial Condition at

September 30, 2004 and December 31, 2003

The Company’s total consolidated assets decreased $5.0 million during the nine months ended September 30, 2004 from $220.2 million at December 31, 2003 to $215.2 million. This decrease in our assets resulted primarily from a decrease in cash and cash equivalents comprised of interest and non-interest bearing deposits and federal funds sold. Cash and cash equivalents decreased by $18.6 million, from $42.5 million at December 31, 2003 to $23.9 million at September 30, 2004. This decrease in liquid assets occurred principally due to management’s decision to pay in full all borrowings from the Federal Home Loan Bank of $10.0 million combined with a net increase in available for sale securities of $9.6 million. Management’s use of liquid assets was based on a concentrated effort to reduce interest expense and utilize low interest earning cash deposits in a more profitable way. Consistent with management’s philosophy in 2003, loan rates have not been adjusted aggressively to grow the portfolio in a market with declining rates. However, due to the two market rate increases of 25 basis points each in the third quarter of 2004 loans began to grow once again. This growth is attributable to the rising market rates which in turn made the Company’s floor rates offered more attractive to borrowers. As a consequence, the Bank’s loan portfolio has increased by $5.9 million, from $143.3 million at December 31, 2003 to $149.2 million at September 30, 2004. The Company has utilized the liquidity provided by the increase in deposits from our customers of $4.6 million, along with a portion of the decrease in cash and cash equivalents discussed above to fund the purchase of additional investments held as available for sale as well as the growth in loans.

Comparison of Operating Results for the

Three Months Ended September 30, 2004 and 2003

General. Net income for the three-month period ended September 30, 2004 was $257,000, or $38,000 less than the $295,000 earned during the same period in 2003.

Interest income. Interest income decreased by $57,000 from $2.7 million for the three months ended September 30, 2003 to $2.6 million for the three months ended September 30, 2004. The level of our average interest-earning assets decreased from approximately $203.3 million during the third quarter of 2003 to approximately $197.7 million during the third quarter of 2004, and the yield on our average interest-earning assets dropped approximately 72 basis points. This decrease in our yield resulted primarily from the shift in our earning assets from loans and investment securities with higher yields to newer loans and investment securities with significantly lower current market yields.

Interest expense. Interest expense on deposits and borrowed funds decreased by $131,000 from $1.2 million for the three months ended September 30, 2003 to $1.1 million for the three months ended September 30, 2004. As with our interest-earning assets, the volume of our interest-bearing liabilities decreased from approximately $188.1 million in the third quarter of 2003, to $186.7 million in the third quarter of 2004. The average rates for our interest-bearing liabilities dropped approximately 48 basis points in comparison to the third quarter of 2003.

Net interest income. Net interest income increased by $74,000 from $1.5 million for the three months ended September 30, 2003 to $1.5 million for the three months ended September 30, 2004. This increase resulted primarily from the decrease in our interest expense outpacing the decline in interest income as discussed above.

Provision for loan losses. The provision for loan losses charged to income during the three months ended September 30, 2003 was $30,000. There was no provision for loan losses charged to income in the current quarter. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.

At September 30, 2004 the Bank’s allowance for loan losses amounted to $549,000, which management believes is adequate to absorb losses inherent in its loan portfolio. The allowance for loan losses as a percentage of gross loans outstanding was .37% and .40% at September 30, 2004 and December 31, 2003, respectively.

Non-interest income. The Company earned non-interest income of $174,000 during the three months ended September 30, 2004 compared to the $255,000 that was earned during the same period in 2003. This decrease in non-interest income of $81,000 was primarily attributable to the $69,000 decrease in presold mortgage origination fee income.

Non-interest expense. Non-interest expense increased by $51,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase resulted primarily from an increase in occupancy and equipment expense of $18,000 and data processing of $35,000. The increase in data processing occurred principally due to increased deposit activity.

Provision for income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 40.0% for the period ending September 30, 2004 as compared to 35.3% for the period ending September 30, 2003.

Comparison of Operating Results for the

Nine Months Ended September 30, 2004 and 2003

General. Net income for the nine-month period ended September 30, 2004 was $641,000, or $402,000 less than the $1,043,000 earned during the same period in 2003. This decrease in our earnings resulted principally from the decrease in interest income of $1.1 million during the current nine month period, which is explained below.

Interest income. Interest income decreased by $1.1 million from $8.9 million for the nine months ended September 30, 2003 to $7.8 million for the nine months ended September 30, 2004. The level of our average interest-earning assets decreased from approximately $207.9 million during the first nine months of 2003 to approximately $198.6 million during the first nine months of 2004, and the yield on our average interest-earning assets dropped approximately 75 basis points. This decrease in our yield resulted primarily from the shift in our earning assets from loans and investment securities with higher yields to newer loans and investment securities with significantly lower current market yields.

Interest expense. Interest expense on deposits and borrowed funds decreased by $663,000 from $4.0 million for the nine months ended September 30, 2003 to $3.3 million for the nine months ended September 30, 2004. As with our interest-earning assets, the volume of our interest-bearing liabilities decreased from approximately $191.6 million in the first nine months of 2003, to $187.0 million in the first nine months of 2004. The average rates for our interest-bearing liabilities dropped approximately 50 basis points in comparison to the first half of 2003.

Net interest income. Net interest income decreased by $416,000 from $4.9 million for the nine months ended September 30, 2003 to $4.5 million for the nine months ended September 30, 2004. This decrease resulted primarily from the decrease in our interest income discussed above.

Provision for loan losses. The provision for loan losses charged to income during the nine months ended September 30, 2004 and 2003 was $60,000 and $90,000, respectively. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.

Non-interest income. The Company earned non-interest income of $536,000 during the nine months ended September 30, 2004 compared to the $560,000 that was earned during the same period in 2003. This decrease in non-interest income of $24,000 was primarily attributable to increased income from bank owned life insurance of $40,000 offset with a decrease in presold mortgage origination fee income of $59,000.

Non-interest expense. Non-interest expense increased by $241,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase resulted primarily from an increase in compensation expense of $83,000, occupancy and equipment expense of $33,000, data processing of $83,000 and other non-interest expense of $42,000. The increase in compensation expense was due largely to expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance. The increase in data processing occurred principally due to increased deposit activity while the increase in other non-interest expense resulted primarily from an $27,000 increase in expenses related to the maintenance and repair of foreclosed real estate.

Provision for income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 35.3% for the period ending September 30, 2004 as compared to 36.4% for the period ending September 30, 2003. This decrease resulted principally from an increase in the level of the Company’s non-taxable income.

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

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the North Carolina Commissioner of Banks. The Bank’s liquidity ratio at September 30, 2004, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders’ equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Commissioner at September 30, 2004.

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

Part II. OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2004.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Aug. 1 - 31, 2004	9,100	$10.05	9,100	144,308

Note: On June 8, 2004, the Company publicly announced a share repurchase program. Under the program, the Company may repurchase up to 153,408 outstanding shares. The program has no termination date.

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

None were filed during the quarter ended September 30, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH STREET FINANCIAL CORP.

Date: November 9, 2004	By:	/s/ R. Ronald Swanner
R. Ronald Swanner
President and Chief Executive Officer

Date: November 9, 2004	By:	/s/ Christopher F. Cranford
Christopher F. Cranford
Treasurer and Chief Financial Officer