Form 10KSB
period 2004-12-31
SOUTH STREET FINANCIAL CORP
filed 2005-03-31
CIK 1014964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

Common Stock, no par value

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year. $11,320,000, based on the sum of total interest income and total non-interest income for fiscal year 2004.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of a specified date within the past 60 days. $30,478,860, based on the closing price of the common stock on March 15, 2005, which was $10.00 per share.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. 3,047,886 shares of common stock outstanding at March 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to stockholders of South Street Financial Corp. for the year ended December 31, 2004 (“2004 Annual Report”), are incorporated by reference into Part II.

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders of South Street Financial Corp. to be held on May 16, 2005, are incorporated by reference into Part III.

This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of South Street Financial Corp. (“Company”) and its banking subsidiary, Home Savings Bank of Albemarle, Inc. (“Bank”). These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and the Bank and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

South Street Financial Corporation (the “Company”) was founded in 1996 as a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the savings bank holding company laws of North Carolina. The Company’s office is located at 155 West South Street, Albemarle, North Carolina. The Company’s primary activity is owning Home Savings Bank of Albemarle, Inc. (the “Bank”), a North Carolina-chartered stock savings bank. The Company’s principal sources of income are earnings on its investments and interest payments received from the Bank’s Employee Stock Ownership Plan (“ESOP”) with respect to the loan made from the Company to the Bank to finance the ESOP. In addition, the Company will receive any dividends that are declared and paid by the Bank on its capital stock.

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

As of December 31, 2004, 16 of the original thirty lots had been sold, and the rest of the property is currently being marketed. There can be no assurances that the Bank will be successful in recovering its investment in the venture due to the uncertainty inherent in the construction industry and in the real estate market.

The Bank is a member of the STAR network and the CIRRUS network for ATMs and Point of Sale (“POS”) terminals, which allows the Bank’s cardholders to enjoy the convenience and accessability of approximately 324,000 ATMs and over 400,000 POS terminals worldwide.

The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies including the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the Commissioner of Banks, North Carolina Department of Commerce (the “Commissioner”). Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

At December 31, 2004, the Company had total assets of $215.5 million, net loans of $152.4 million, deposits of $186.9 million, investment securities of $25.2 million and stockholders’ equity of $25.7 million.

At December 31, 2004, the Company and the Bank had a total of 47 employees, all of whom are full-time.

Subsidiaries

The Company has no subsidiaries other than the Bank. The Bank has a wholly owned subsidiary, South Street Development Corp. (“SSDC”), which was formed in 1998 with a $1.8 million cash investment. In 1998, SSDC acquired a 50% interest in Park Ridge Associates, L.L.C. (“Park Ridge”). In June 1998, Park Ridge acquired 25.6 acres of prime real estate located within the city limits of Albemarle, North Carolina. Park Ridge acquired the real estate to develop it into a residential subdivision. During 2000, SSDC purchased all of Park Ridge’s interest in the property and SSDC is currently the 100% owner of the residential subdivision.

The upscale subdivision consists of 30 building lots of which 3 have been retained by the sellers and 13 have been sold to buyers. The Bank has recognized $315,247 in net gains on the lots sold since the inception of the project. There can be no assurances that the Bank will be successful in recovering its investment in the venture, due to the uncertainty inherent in the construction industry and in the real estate market.

Competition

The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions that have greater financial and marketing resources available to them. The Bank also has faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities. At December 31, 2004, there were at least 7 other commercial banks, credit unions and mortgage companies as well as numerous other financial services providers located in the Bank’s market area. At June 30, 2004, the Bank had a deposit market share of approximately 25% in Stanly County, which was the highest in the county. The ability of the Bank to attract and retain savings deposits depends on its ability generally to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Market Area

The Bank’s primary market area is Stanly County, North Carolina. The Bank’s principal office is in Albemarle, North Carolina. The Bank has one full-service branch in Locust, North Carolina and one full-service branch in Oakboro, North Carolina. Stanly County is located in south central North Carolina; Albemarle is approximately 30 miles from Charlotte, North Carolina.

The Bank’s loans and deposits are primarily generated from the areas where its offices are located. It does not solicit deposits and loans outside its primary market area and does not use brokers to obtain deposits. Approximately 79.6% of the Bank’s deposits are at the Albemarle office. Stanly County is largely rural with a population of 58,100. Its economy is diversified among manufacturing, trade and services. Major area employers include Collins and Aikman Corporation, Michelin Aircraft Tire Company, Oakwood Homes, Stanly County and Stanly Memorial Hospital. Within the past five years, several large manufacturing companies have closed operations in Stanly County, resulting in a significant loss of jobs.

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

Supervision and Regulation

Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of some of the basic statutes and regulations that apply to the Company and Bank, but it is not a complete discussion of all the laws that affect the Company’s and Bank’s business. Supervision, regulation and examination of the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Bank.

Supervision and Regulation of the Company

General. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank. As a savings bank holding company subject to the BHCA, the Company is subject to certain regulations of the Federal Reserve. Under the BHCA, a bank holding company such as the Company, which does not qualify as a financial holding company, is prohibited from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA also prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

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

USA Patriot Act of 2001

The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. It contained sweeping changes to federal legislation, addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others will be implemented over the coming months.

In general, the Sarbanes-Oxley Act mandates corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

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

Federal Securities Laws. The Company has registered its common stock with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

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

FDIC Insurance Assessments. The Bank is also subject to insurance assessments imposed by the FDIC. The FDIC currently uses a risk-based assessment system that takes into account the risks attributable to different categories and concentrations of assets and liabilities for purposes of calculating deposit insurance assessments payable by insured depository institutions. The risk-based assessment system categorizes institutions as “well capitalized,” “adequately capitalized” or “undercapitalized.” These three categories are substantially similar to the prompt corrective action categories (see “Prompt Corrective Action”), with the “undercapitalized” category including institutions that are “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” for prompt corrective action purposes. Institutions also are assigned by the FDIC to one of three supervisory subgroups within each capital group. The particular supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal banking regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. An institution’s insurance assessment rate then is determined based on the capital category and supervisory subgroup to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates (ranging from zero to 27 basis points) are applied. In addition, the Bank pays premiums assessed against all banks based on their deposit levels to service debt on bonds issued to recapitalize the deposit insurance funds.

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

Net Worth and Capital Adequacy Requirements Applicable to the Bank. The Bank is required to comply with the capital adequacy standards established by state and federal laws and regulations. The Commissioner requires that savings banks maintain net worth not less than 5% of its total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. The Bank complied with the net worth requirements as of December 31, 2004.

In addition, the FDIC has promulgated risk-based capital and leverage capital guidelines for determining the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC’s requirements. Under the FDIC’s risk-based capital measure, the minimum ratio (“Total Risk-Based Capital Ratio”) of a bank’s total capital to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities (“Tier 2 Capital”). At December 31, 2004, the Bank’s Total Risk-Based Capital Ratio and its ratio of Tier 1 Capital to risk-weighted assets (“Tier 1 Risk-Based Capital Ratio”) were 18.64% and 18.18%, respectively, which were well above the FDIC’s minimum risk-based capital guidelines.

Under the FDIC’s leverage capital measure, the minimum ratio (the “Leverage Capital Ratio”) of Tier 1 Capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC’s guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank’s “Tangible Leverage Ratio” (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2004, the Bank’s Leverage Capital Ratio was 10.70%, which was well above the FDIC’s minimum leverage capital guidelines.

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

As of December 31, 2004, the largest aggregate amount of loans that the Bank had to any one borrower was $3,550,998. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

Limits on Rates Paid on Deposits and Brokered Deposits. Regulations enacted by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of “well capitalized,”

“adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below. See “Prompt Corrective Action.” As of December 31, 2004, the Bank was considered “well capitalized,” and, thus, was not subject to the limitations on rates payable on its deposits.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta and under the new capital plan, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2004, the Bank was in compliance with this requirement.

Reserve Requirements. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts equal to specified percentages of the balances of such accounts. These percentages are subject to adjustment by the Federal Reserve Board. Because the Bank’s reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of the Bank’s interest-earning assets. At December 31, 2004, the Bank met FDIC reserve requirements.

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

Liquidity. The Bank is subject to the liquidity requirements established by the Commissioner. North Carolina law requires savings banks to maintain cash and readily marketable investments of not less that 10% of the savings bank’s total assets. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments that, in the judgment of the Commissioner, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 2004, the Bank’s liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 18.55%.

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

At December 31, 2004, the Bank had the requisite capital levels to qualify as “well capitalized.”

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

ITEM 2. DESCRIPTION OF PROPERTY

Properties

The following table sets forth the location of the Bank’s principal office in Albemarle, North Carolina and its full service branch office in Locust, North Carolina, as well as certain other information relating to these offices and other Bank-owned property as of December 31, 2004.

The Bank owns both the Albemarle and Locust offices. In addition, in March 2005 the Bank opened a branch at 117 North Main Street in Oakboro, which property the Bank is currently leasing. The Bank also owns two vacant lots, which are adjacent to its Albemarle office, in addition to a lot in Oakboro, but has no plans for these lots at the present time. The Bank owns an office building adjacent to its Albemarle office, which is currently being leased to tenants. There are no immediate plans for the office building, but it may be utilized for future Bank expansion. The Bank also owns 1.84 acres on NC Hwy 740-Northeast Connector within the city limits of Albemarle. The property is a potential site for a new Bank branch. Finally, the Bank has purchased three lots at 110 and 112 N. Central Avenue in Locust, North Carolina.

Address	Net Book Value Of Property
Albemarle:
155 West South Street Albemarle, North Carolina 28001	$632,631

Two (2) Vacant Lots South Second Street Albemarle, North Carolina 28001	$26,378

115 & 117 West South Street Albemarle, North Carolina 28001	$541,172

1.84 acres on NC Hwy 740 Northeast Connector Albemarle, North Carolina 28001	$410,680

Locust:
406 West Main Street Locust, North Carolina 28097	$154,448

110 & 112 N. Central Avenue Locust, North Carolina 28097	$309,491

Oakboro:
Highway 205 Oakboro, North Carolina 28129	$273,483

Totals	$2,348,283

The Bank’s management considers the property to be in good condition and is of the opinion that it is adequately covered by insurance. The total net book value of the Bank’s furniture, fixtures and equipment on December 31, 2004 was $220,790. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2004, the Bank had recorded $57,249 for real estate acquired in settlement of loans.

ITEM 3. LEGAL PROCEEDINGS

In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information/Holders/Dividends. See the information under the section captioned “Common Stock Information” on page 46 in the Company’s 2004 Annual Report, which section is incorporated herein by reference. See “Item 1. DESCRIPTION OF BUSINESS—Supervision and Regulation of the Bank—Restrictions on Dividends and Other Capital Distributions” above for regulatory restrictions that limit the ability of the Bank to pay dividends to the Company. See “Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” below for information on equity compensation plan information.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2004.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2004	0	$0	0	144,308
November 1-30, 2004	7,000	10.00	7,000	137,308
December 1-31, 2004	4,175	10.10	4,175	133,133

Note: On June 8, 2004, the Company publicly announced a share repurchase program. Under the program, the Company may repurchase up to 153,408 outstanding shares. The program has no termination date.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The table below sets forth certain performance ratios for the Company for the periods indicated.

	Year Ended December 31
	2004	2003	2002
Return on Average Assets (Net income divided by average total assets)	0.51%	0.56%	0.48%
Return on Average Equity (Net income divided by average stockholders’ equity)	4.25%	4.92%	4.31%
Average Equity to Average Assets Ratio (Average stockholders’ equity divided by average total assets)	12.04%	11.43%	11.22%
Interest Rate Spread for the Period	2.99%	2.84%	2.95%
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	107.19%	107.95%	110.78%
Net Interest Margin	3.09%	3.04%	3.31%
Loan Loss Allowance to Nonperforming Assets at Period End	83.81%	78.08%	40.42%

See also the information set forth under Item 1 above and the information set forth under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on pages 4 through 11 in the Company’s 2004 Annual Report, which section is incorporated herein by reference. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation. While the reclassification changed certain percentages in the 2002 column as compared to previous reports, the reclassifications had no effect on net income or stockholders’ equity as previously reported.

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

The Bank cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any changes may have on future business and earnings prospects. The cost of compliance with regulatory requirements may adversely affect the Bank’s ability to operate profitably. The enactment of the Sarbanes-Oxley Act, and the related rules and regulations enacted by the SEC, have resulted in a significant increase in audit and legal fees for the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes to the financial statements of the Company set forth on pages 13 through 44 of the Company’s 2004 Annual Report are incorporated herein by reference.

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

There have been no significant changes in internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

(a) Directors and Executive Officers - The information required by this Item regarding directors and executive officers of the Company, the Company’s Audit Committee and procedures for shareholder nominations is set forth under the sections captioned “Proposal 1 – Election of Directors – General,” “– Executive Officers,” “– Audit Committee,” “– Report of the Audit Committee,” and “– Process for Stockholder Nomination of Directors” in the Company’s Proxy Statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 23, 2005, which sections are incorporated herein by reference.

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

In the event that the Company makes any amendment to, or grants any waivers of, a provision of its Code of Business Conduct and Ethics that applies to the principal executive officer or senior financial officers that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by filing a Form 8-K with the SEC.

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

ITEM 13. EXHIBITS

13(a)	Exhibits

	Exhibit (3)(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

	Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit (4) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (10)(i)	Employment Agreement between R. Ronald Swanner and Home Savings Bank of Albemarle, Inc., S.S.B., incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(ii)	South Street Financial Corp. Stock Option Plan, incorporated herein by reference to the Form 10-K dated September 30, 1997

Exhibit (10)(iii)	2003 Supplemental Executive Retirement Plan Agreements with R. Ronald Swanner, Christopher F. Cranford, David L. Smith and Cris D. Turner, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (10)(iv)	2003 Executive Life Insurance Endorsement Method Split Dollar Plan Agreements with R. Ronald Swanner, Christopher F. Cranford, David L. Smith and Cris D. Turner, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (10)(v)	2003 Director Supplemental Retirement Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (10)(vi)	2003 Director Deferral Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, J. Banks Garrison, Jr., Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (10)(vii)	2003 Director Life Insurance Endorsement Method Split Dollar Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, J. Banks Garrison, Jr., Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (11)	Statement Regarding Computation of Per Share Earnings

Exhibit (13)	South Street Financial Corp. 2004 Annual Report to Stockholders (excluding page 3, the Letter to Stockholders)

Exhibit (14)	Code of Business Conduct and Ethics, dated February 18, 2004

Exhibit (21)	See “Item 1. DESCRIPTION OF BUSINESS—General” and “—Subsidiaries” for discussion of subsidiaries

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Certification of R. Ronald Swanner

Exhibit (31.2)	Certification of Christopher F. Cranford

Exhibit (32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is set forth under the Proxy Statement section captioned “Proposal 2 - Ratification of Appointment of Independent Auditor,” which section is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH STREET FINANCIAL CORP.

Date: March 29, 2005	By:	/s/ R. Ronald Swanner
R. Ronald Swanner
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ R. Ronald Swanner	President, Chief Executive Officer and Director	March 29, 2005
R. Ronald Swanner

/s/ Christopher F. Cranford	Treasurer and Chief Financial Officer	March 29, 2005
Christopher F. Cranford

/s/ David L. Smith	Executive Vice President of Bank; Secretary of Company	March 29, 2005
David L. Smith

/s/ Cris D. Turner	Executive Vice President of Bank; Vice President of Company	March 29, 2005
Cris D. Turner

/s/ Caldwell A. Holbrook,	Director	March 29, 2005
Caldwell A. Holbrook, Jr.

/s/ Joel A. Huneycutt	Director	March 29, 2005
Joel A. Huneycutt

/s/ Douglas Dwight Stokes	Director	March 29, 2005
Douglas Dwight Stokes

/s/ Greg E. Underwood	Director	March 29, 2005
Greg E. Underwood

/s/ J. Banks Garrison	Director	March 29, 2005
J. Banks Garrison

INDEX TO EXHIBITS

Exhibit No.	Description
Exhibit (11)	Statement Regarding Computation of Per Share Earnings

Exhibit (13)	2004 Annual Report (excluding page 3, the Letter to Stockholders)

Exhibit (14)	Code of Business Conduct and Ethics, dated February 18, 2004

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Certification of R. Ronald Swanner

Exhibit (31.2)	Certification of Christopher F. Cranford

Exhibit (32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350