Form 10KSB/A
period 2004-12-31
SOUTH STREET FINANCIAL CORP
filed 2005-05-06
CIK 1014964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Explanatory Note

Due to an inadvertent oversight, the 2004 Annual Report to Security Holders contained within Exhibit (13) of South Street Financial Corporation’s (the “Company”) Form 10-KSB for the year ended December 31, 2004, as filed on March 31, 2005, contained an audit opinion with no conformed signature. The Company had, in fact, been provided with a signed copy of the audit opinion by the auditor prior to filing of the Form 10-KSB. Therefore, the Company’s Form 10-KSB for the year ended December 31, 2004 is hereby amended by updating Item 13 to incorporate by reference the following amended exhibits: Exhibit (13) (which contains a signed audit opinion), and Exhibits (23), (31.1), (31.2) and (32).

ITEM 13.	EXHIBITS

13(a)	Exhibits

Exhibit	(3)(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit	(3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit	(4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit (4) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit	(10)(i)	Employment Agreement between R. Ronald Swanner and Home Savings Bank of Albemarle, Inc., S.S.B., incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit	(10)(ii)	South Street Financial Corp. Stock Option Plan, incorporated herein by reference to the Form 10-K dated September 30, 1997

Exhibit	(10)(iii)	2003 Supplemental Executive Retirement Plan Agreements with R. Ronald Swanner, Christopher F. Cranford, David L. Smith and Cris D. Turner, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit	(10)(iv)	2003 Executive Life Insurance Endorsement Method Split Dollar Plan Agreements with R. Ronald Swanner, Christopher F. Cranford, David L. Smith and Cris D. Turner, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit	(10)(v)	2003 Director Supplemental Retirement Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit	(10)(vi)	2003 Director Deferral Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, J. Banks Garrison, Jr., Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit	(10)(vii)	2003 Director Life Insurance Endorsement Method Split Dollar Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, J. Banks Garrison, Jr., Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit	(11)	Statement Regarding Computation of Per Share Earnings, incorporated herein by reference to the Form 10-KSB dated December 31, 2004

Exhibit	(13)	South Street Financial Corp. 2004 Annual Report to Stockholders (excluding page 3, the Letter to Stockholders)

Exhibit	(14)	Code of Business Conduct and Ethics, dated February 18, 2004, incorporated herein by reference to the Form 10-KSB dated December 31, 2004

Exhibit	(21)	See “Item 1. DESCRIPTION OF BUSINESS—General” and “—Subsidiaries” for discussion of subsidiaries

Exhibit	(23)	Consent of Independent Registered Public Accounting Firm

Exhibit	(31.1)	Certification of R. Ronald Swanner

Exhibit	(31.2)	Certification of Christopher F. Cranford

Exhibit	(32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH STREET FINANCIAL CORP.

Date: May 5, 2005	By:	/s/ R. Ronald Swanner
R. Ronald Swanner
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ R. Ronald Swanner R. Ronald Swanner	President, Chief Executive Officer and Director	May 5, 2005

/s/ Christopher F. Cranford Christopher F. Cranford	Treasurer and Chief Financial Officer	May 5, 2005

/s/ David L. Smith David L. Smith	Executive Vice President of Bank; Secretary of Company	May 5, 2005

/s/ Cris D. Turner Cris D. Turner	Executive Vice President of Bank; Vice President of Company	May 5, 2005

/s/ Caldwell A. Holbrook, Caldwell A. Holbrook, Jr.	Director	May 5, 2005

/s/ Joel A. Huneycutt Joel A. Huneycutt	Director	May 5, 2005

/s/ Douglas Dwight Stokes Douglas Dwight Stokes	Director	May 5, 2005

/s/ Greg E. Underwood Greg E. Underwood	Director	May 5, 2005

/s/ J. Banks Garrison J. Banks Garrison	Director	May 5, 2005

INDEX TO EXHIBITS

Exhibit No.	Description
Exhibit (13)	2004 Annual Report (excluding page 3, the Letter to Stockholders)

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Certification of R. Ronald Swanner

Exhibit (31.2)	Certification of Christopher F. Cranford

Exhibit (32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350