Form 10QSB
period 2005-03-31
SOUTH STREET FINANCIAL CORP
filed 2005-05-13
CIK 1014964

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

(Address of principal executive office)

(704) 982-9184

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of April 28 2005, 3,037,886 shares of the issuer’s common stock, no par value, were outstanding.

This report contains 13 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

South Street Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	March 31, 2005	December 31, 2004*
	(Unaudited)
	(In thousands)
ASSETS

Cash and cash equivalents:
Non-interest-earning deposits	$4,137	$7,032
Interest-earning deposits	11,950	16,144
Federal funds sold	2,246	2,370
Securities held to maturity	6,173	6,479
Securities available for sale	24,330	18,691
Federal Home Loan Bank stock	425	434
Loans	157,995	153,006
Allowance for loan losses	(605)	(575)

NET LOANS	157,390	152,431

Real estate held for investment	653	653
Foreclosed real estate	57	57
Property and equipment, net	2,923	2,602
Bank-owned life insurance	7,299	7,245
Prepaid expenses and other assets	2,046	1,413

TOTAL ASSETS	$219,629	$215,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$190,583	$186,905
Accrued expenses and other liabilities	3,462	2,915

TOTAL LIABILITIES	194,045	189,820

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: authorized 5,000,000 shares; none issued	—	—
Common stock, no par value: authorized 20,000,000 shares; issued 3,037,886 shares at March 31, 2005 and 3,047,886 December 31, 2004, respectively	6,872	6,993
Unearned compensation	(262)	(287)
Unearned ESOP	(886)	(933)
Retained earnings, substantially restricted	20,131	20,076
Accumulated other comprehensive loss	(271)	(118)

TOTAL STOCKHOLDERS’ EQUITY	25,584	25,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$219,629	$215,551

*	Derived from audited consolidated financial statements.

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except share and per share data)
INTEREST INCOME
Loans, including fees	$2,546	$2,340
Investment securities	208	164
Other interest-bearing deposits	131	83

TOTAL INTEREST INCOME	2,885	2,587

INTEREST EXPENSE
Deposits	1,123	1,108
Borrowings	—	20

TOTAL INTEREST EXPENSE	1,123	1,128

NET INTEREST INCOME	1,762	1,459
PROVISION FOR LOAN LOSSES	30	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,732	1,429

NON-INTEREST INCOME
Service charges and fees	92	84
Income from bank-owned life insurance	54	69
Other	18	32

TOTAL NON-INTEREST INCOME	164	185

NON-INTEREST EXPENSE
Compensation and benefits	895	915
Net occupancy and equipment	102	102
Data processing	94	81
Other	243	225

TOTAL NON-INTEREST EXPENSE	1,334	1,323

INCOME BEFORE INCOME TAXES	562	291
INCOME TAXES	213	90

NET INCOME	$349	$201

PER SHARE DATA:
Basic and diluted net income per common share	$.12	$.07

Dividends	$.10	$.10

Weighted average common shares outstanding, basic and diluted	2,949,861	2,947,312

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$349	$201
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on securities	18	35
Amortization of deferred loan fees	(96)	(81)
Depreciation	36	51
Provision for loan losses	30	30
Amortization of unearned compensation	25	105
Income from Bank Owned Life Insurance	(54)	(69)
ESOP contribution	(25)	(40)
Increase in other assets	(535)	(142)
Increase in accrued expenses and other liabilities	548	829

NET CASH PROVIDED BY OPERATING ACTIVITIES	296	919

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(6,018)	(5,000)
Proceeds from maturities, calls and principal repayments of securities available for sale	127	757
Proceeds from maturities, calls and principal repayments of securities held to maturity	289	310
Loan originations and principal payments on loans, net	(4,893)	2
Purchase of property and equipment	(357)	(30)
Proceeds from redemption of FHLB stock	9	307

NET CASH USED BY INVESTING ACTIVITIES	(10,843)	(3,654)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,678	2,440
Payment of dividends	(294)	(293)
Purchases and retirement of common stock	(96)	—
Borrowings from FHLB, net	—	(10,000)
Principal payment received on ESOP note	46	46

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	3,334	(7,807)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,213)	(10,542)
CASH AND CASH EQUIVALENTS, BEGINNING	25,546	42,502

CASH AND CASH EQUIVALENTS, ENDING	$18,333	$31,960

See accompanying notes.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of South Street Financial Corp. (the “Company”) and its wholly-owned subsidiary, Home Savings Bank of Albemarle, S.S.B., (“Home Savings” or the “Bank”), the Bank’s wholly-owned subsidiary, South Street Development Corporation (“SSDC”), and SSDC’s wholly-owned subsidiary, Park Ridge Associates, LLC (“Park Ridge”). All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

At March 31, 2005 and 2004, there were 449,650 exercisable options outstanding which had no dilutive effect.

NOTE C - COMPREHENSIVE INCOME

For the quarters ended March 31, 2005 and 2004, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $196,000 and $203,000, respectively.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE D - EMPLOYEE BENEFIT PLANS

The accompanying table details the components of pension expense recognized in the Company’s Consolidated Statements of Income and Comprehensive Income:

	For the Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Service cost	$31,020	$29,045
Interest cost	44,045	39,876
Expected return on plan assets	(31,511)	(26,901)
Amortization of prior service cost	15,766	16,715

Net periodic pension cost	$59,320	$58,735

For the 2004 Plan Year, no tax-deductible contributions are required or allowed.

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

Comparison of Financial Condition at

March 31, 2005 and December 31, 2004

The Company’s total consolidated assets increased $4.1 million during the three months ended March 31, 2005 from $215.5 million at December 31, 2004 to $219.6 million. This increase in our assets resulted primarily from an increase in net loans receivable. Cash and cash equivalents decreased by $7.2 million, from $25.5 million at December 31, 2004 to $18.3 million at March 31, 2005. This decrease in liquid assets occurred principally due to management’s decision to purchase $6.0 million in available for sale securities from the Federal Home Loan Bank. In comparison to prior years, loan rates have been adjusted aggressively to grow the portfolio. As a consequence, the Bank’s loan portfolio increased by $5.0 million, from $152.4 million at December 31, 2004 to $157.4 million at March 31, 2005. The Company has utilized the liquidity provided by the increase in deposits from our customers of $3.7 million to fund the increase in the loan portfolio.

Comparison of Operating Results for the

Three Months Ended March 31, 2005 and 2004

General. Net income for the three-month period ended March 31, 2005 was $349,000, or $148,000 more than the $201,000 earned during the same period in 2004. This increase in our earnings resulted principally from the increase in interest income of $298,000 during the quarter, which is explained below.

Interest income. Interest income increased by $298,000 from $2.6 million for the three months ended March 31, 2004 to $2.9 million for the three months ended March 31, 2005. The level of our average interest-earning assets increased from approximately $199.4 million during the first quarter of 2004 to approximately $206.8 million during the first quarter of 2005, and the yield on our average interest-earning assets increased approximately 39 basis points. This increase in our yield resulted primarily from the shift in our earning assets from interest earning deposits to loans and investment securities, which have significantly higher rates than do our interest earning deposits.

Interest expense. Interest expense on deposits and borrowed funds decreased by $5,000 from $1.128 million for the three months ended March 31, 2004 to $1.123 million for the three months ended March 31, 2005. As with our interest-earning assets, the volume of our interest-bearing liabilities increased from approximately $187.3 million in the first quarter of 2004, to $188.7 million in the first quarter of 2005. The average rates for our interest-bearing liabilities dropped approximately 3 basis points in comparison to the first quarter of 2004.

Net interest income. Net interest income increased by $303,000 from $1.5 million for the three months ended March 31, 2004 to $1.8 million for the three months ended March 31, 2005. This increase resulted primarily from the increase in our interest income discussed above.

Provision for loan losses. The provision for loan losses charged to income during the three months ended March 31, 2005 and 2004 was $30,000. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.

At March 31, 2005 the Bank’s allowance for loan losses amounted to $605,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income. The Company earned non-interest income of $164,000 during the three months ended March 31, 2005 compared to the $185,000 that was earned during the same period in 2004. This decrease in non-interest income of $21,000 was primarily attributable to a decrease in income from bank-owned life insurance along with a decrease in origination fees on loans sold to FNMA during the quarter.

Non-interest expense. Non-interest expense increased by $11,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This increase resulted primarily from an increase in internal audit fees of approximately $17,000. The increase in compensation expense was due largely to expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance net of a decrease in expenses associated with the ESOP. The increase in other non-interest expense resulted primarily from a $10,000 increase in office supplies associated with the opening of our Oakboro Branch, net of an $18,000 decrease in expenses related to the maintenance and repair of foreclosed real estate.

Provision for income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 37.9% for the period ending March 31, 2005 as compared to 30.9% for the period ending March 31, 2004. This increase resulted principally from an increase in the level of the Company’s taxable income.

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

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the North Carolina Commissioner of Banks. The Bank’s liquidity ratio at

March 31, 2005, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders’ equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Commissioner at March 31, 2005.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
March 1, 2005 to March 31, 2005	10,000	$9.55	10,000	111,427

Note: On June 8, 2004, the Company publicly announced a share repurchase program. Under the program, the Company may repurchase up to 153,408 outstanding shares. The program has no termination date. No share repurchases occurred during January or February 2005.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Executive Officer Compensation. On December 17, 2004, at a meeting of the Compensation Committee of the Board of Directors of the Bank (the “Committee”), the Committee approved an increase in the base salary of Mr. Ron Swanner, the Bank’s Chief Executive Officer. Specifically, effective as of January 1, 2005, the new base salary for Mr. Swanner as set by the Committee is $162,816.

Item 6. Exhibits

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

SOUTH STREET FINANCIAL CORP.

Date: May 12, 2005	By:	/s/ R. Ronald Swanner
R. Ronald Swanner
President and Chief Executive Officer

Date: May 12, 2005	By:	/s/ Christopher F. Cranford
Christopher F. Cranford
Treasurer and Chief Financial Officer