Form 10QSB
period 2005-06-30
SOUTH STREET FINANCIAL CORP
filed 2005-08-15
CIK 1014964

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

(Address of principal executive office)

(704) 982-9184

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of July 28, 2005, 3,037,886 shares of the issuer’s common stock, no par value, were outstanding.

This report contains 14 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

South Street Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	June 30, 2005 (Unaudited)	December 31, 2004*
	(In thousands)
ASSETS

Cash and cash equivalents:
Non-interest-earning deposits	$5,369	$7,032
Interest-earning deposits	5,269	16,144
Federal funds sold	2,308	2,370
Securities held to maturity, fair market value June 30, 2005, $5,866; December 31, 2004, $6,440	5,895	6,479
Securities available for sale	24,398	18,691
Federal Home Loan Bank stock	650	434
Loans	172,003	153,006
Allowance for loan losses	(635)	(575)

NET LOANS	171,368	152,431

Real estate held for investment	653	653
Foreclosed real estate	57	57
Property and equipment, net	2,997	2,602
Bank-owned life insurance	7,379	7,245
Prepaid expenses and other assets	2,096	1,413

TOTAL ASSETS	$228,439	$215,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$193,329	$186,905
Borrowings	5,000	—
Accrued expenses and other liabilities	4,324	2,915

TOTAL LIABILITIES	202,653	189,820

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: authorized 5,000,000 shares; none issued	—	—
Common stock, no par value: authorized 20,000,000 shares; issued 3,037,886 shares at June 30, 2005 and 3,047,886 December 31, 2004, respectively	6,848	6,993
Unearned compensation	(237)	(287)
Unearned ESOP	(840)	(933)
Retained earnings, substantially restricted	20,185	20,076
Accumulated other comprehensive loss	(170)	(118)

TOTAL STOCKHOLDERS’ EQUITY	25,786	25,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$228,439	$215,551

*	Derived from audited consolidated financial statements.

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
INTEREST INCOME
Loans, including fees	$2,761	$2,314	$5,307	$4,654
Investment securities	298	159	506	323
Other interest-bearing deposits	33	80	164	163

TOTAL INTEREST INCOME	3,092	2,553	5,977	5,140

INTEREST EXPENSE
Deposits	1,198	1,079	2,321	2,187
Borrowings	20	—	20	20

TOTAL INTEREST EXPENSE	1,218	1,079	2,341	2,207

NET INTEREST INCOME	1,874	1,474	3,636	2,933

PROVISION FOR LOAN LOSSES	30	30	60	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,844	1,444	3,576	2,873

NON-INTEREST INCOME
Service charges and fees	105	95	197	179
Income from bank-owned life insurance	55	70	134	139
Other	43	12	36	44

TOTAL NON-INTEREST INCOME	203	177	367	362

NON-INTEREST EXPENSE
Compensation and benefits	984	922	1,879	1,837
Net occupancy and equipment	118	94	220	196
Data processing	86	81	180	162
Other	291	253	534	478

TOTAL NON-INTEREST EXPENSE	1,479	1,350	2,813	2,673

INCOME BEFORE INCOME TAXES	568	271	1,130	562

INCOME TAXES	220	88	433	178

NET INCOME	$348	$183	$697	$384

PER SHARE DATA:
Basic and diluted net income per common share	$.12	$.06	$.12	$.13

Dividends	$.10	$.10	$.10	$.20

Weighted average common shares outstanding, basic and diluted	2,950,649	2,968,442	2,950,495	2,961,219

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$697	$384
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on securities	32	70
Amortization of deferred loan fees	(216)	(171)
Depreciation	66	102
Provision for loan losses	60	60
Loss on disposal of fixed assets	4	—
Amortization of unearned compensation	50	210
Income from Bank Owned Life Insurance	(134)	(139)
ESOP contribution	(50)	(79)
(Increase) decrease in other assets	(650)	172
Increase in accrued expenses and other liabilities	1,409	606

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,268	1,215

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(6,018)	(17,000)
Proceeds from maturities, calls and principal repayments of securities available for sale	227	7,059
Proceeds from maturities, calls and principal repayments of securities held to maturity	552	691
Loan originations and principal payments on loans, net	(18,781)	1,872
Purchase of property and equipment	(465)	(104)
Purchase of FHLB stock	(216)	—
Proceeds from redemption of FHLB stock	—	307

NET CASH USED BY INVESTING ACTIVITIES	(24,701)	(7,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	6,424	1,139
Payment of dividends	(587)	(587)
Purchases and retirement of common stock	(96)	(117)
Borrowings from FHLB, net	5,000	(10,000)
Principal payment received on ESOP note	92	92

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	10,833	(9,473)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,600)	(15,433)
CASH AND CASH EQUIVALENTS, BEGINNING	25,546	42,502

CASH AND CASH EQUIVALENTS, ENDING	$12,946	$27,069

See accompanying notes.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of South Street Financial Corp. (the “Company”) and its wholly-owned subsidiary, Home Savings Bank of Albemarle, S.S.B., (“Home Savings” or the “Bank”), the Bank’s wholly-owned subsidiary, South Street Development Corporation (“SSDC”), and SSDC’s wholly-owned subsidiary, Park Ridge Associates, LLC (“Park Ridge”). All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

At June 30, 2005 and 2004, there were 449,650 exercisable options outstanding, all of which were antidilutive.

NOTE C - COMPREHENSIVE INCOME

For the quarters ended June 30, 2005 and 2004, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $449,000 and $50,000, respectively.

For the six months ended June 30, 2005 and 2004, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $645,000 and $253,000, respectively.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE D - EMPLOYEE BENEFIT PLANS

The accompanying table details the components of pension expense recognized in the Company’s Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Service cost	$31,020	$29,045	$62,040	$58,090
Interest cost	44,045	39,875	88,090	79,751
Expected return on plan assets	(31,510)	(26,900)	(63,021)	(53,801)
Amortization of prior service cost	15,766	16,714	31,532	33,429

Net periodic pension cost	$59,321	$58,734	$118,641	$117,469

For the 2005 Plan Year, no tax-deductible contributions are required or allowed.

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

Comparison of Financial Condition at

June 30, 2005 and December 31, 2004

The Company’s total consolidated assets increased $12.9 million during the six months ended June 30, 2005 from $215.5 million at December 31, 2004 to $228.4 million. This increase in our assets resulted primarily from an increase in net loans receivable. Cash and cash equivalents decreased by $12.6 million, from $25.5 million at December 31, 2004 to $12.9 million at June 30, 2005. This decrease in liquid assets occurred principally due to management’s decision to purchase $6.0 million in available for sale securities from the Federal Home Loan Bank. In comparison to prior years, loan rates have been adjusted aggressively to grow the portfolio. As a consequence, the Bank’s loan portfolio increased by $18.9 million, from $152.4 million at December 31, 2004 to $171.3 million at June 30, 2005. The Company has utilized the liquidity provided by the increase in deposits from our customers of $6.4 million and the increase in borrowings of $5.0 million to fund the increase in the loan portfolio.

Comparison of Operating Results for the

Three Months Ended June 30, 2005 and 2004

General. Net income for the three-month period ended June 30, 2005 was $348,000, or $164,000 more than the $183,000 earned during the same period in 2004. This increase in our earnings resulted principally from the increase in interest income of $539,000 during the quarter, which is explained below.

Interest income. Interest income increased by $539,000 from $2.5 million for the three months ended June 30, 2004 to $3.0 million for the three months ended June 30, 2005. The level of our average interest-earning assets increased from approximately $196.2 million during the second quarter of 2004 to approximately $203.8 million during the second quarter of 2005, which is the result of loan growth for the period. The yield on our average interest-earning assets increased approximately 86 basis points. This increase in our yield resulted primarily from the shift in our earning assets from interest earning deposits to loans and investment securities, which have significantly higher rates than do our interest earning deposits.

Interest expense. Interest expense on deposits and borrowed funds increased by $139,000 from $1.079 million for the three months ended June 30, 2004 to $1.218 million for the three months ended June 30, 2005. As with our interest-earning assets, the volume of our interest-bearing liabilities increased from approximately $182.3 million in the second quarter of 2004, to $198.3 million in the second quarter of 2005. The average rates for our interest-bearing liabilities increased approximately 10 basis points in comparison to the first quarter of 2004.

Net interest income. Net interest income increased by $400,000 from $1.5 million for the three months ended June 30, 2004 to $1.9 million for the three months ended June 30, 2005. This increase resulted primarily from the increase in our interest income discussed above.

Provision for loan losses. The provision for loan losses charged to income during the three months ended June 30, 2005 and 2004 was $30,000. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.

At June 30, 2005 the Bank’s allowance for loan losses amounted to $635,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income. The Company earned non-interest income of $203,000 during the three months ended June 30, 2005 compared to the $177,000 that was earned during the same period in 2004. This increase in non-interest income of $26,000 was primarily attributable to a decrease in income from bank-owned life insurance along with an increase in origination fees on loans sold to FNMA and an increase in service charges on deposit accounts during the quarter.

Non-interest expense. Non-interest expense increased by $129,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase resulted partially from an increase in internal audit fees of approximately $15,000. The increase in compensation expense was due largely to expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance net of a decrease in expenses associated with the ESOP.

Provision for income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 38.7% for the period ending June 30, 2005 as compared to 32.6% for the period ending June 30, 2004.

Comparison of Operating Results for the

Six Months Ended June 30, 2005 and 2004

General. Net income for the six-month period ended June 30, 2005 was $697,000, or $313,000 more than the $384,000 earned during the same period in 2004. This increase in our earnings resulted principally from the increase in interest income of $837,000 during the current six month period, which is explained below.

Interest income. Interest income increased by $837,000 from $5.1 million for the six months ended June 30, 2004 to $5.9 million for the six months ended June 30, 2005. The level of our average interest-earning assets increased from approximately $196.2 million during the first half of 2004 to approximately $203.8 million during the first half of 2005, and the yield on our average interest-earning assets increased approximately 63 basis points. This increase in our yield resulted primarily from the shift in our earning assets from interest earning deposits to loans and investment securities, which have significantly higher rates than do our interest earning deposits combined with the increase in yields.

Interest expense. Interest expense on deposits and borrowed funds increased by $134,000 from $2.207 million for the six months ended June 30, 2004 to $2.341 million for the six months ended June 30, 2005. As with our interest-earning assets, the volume of our interest-bearing liabilities increased from approximately $182.3 million in the first half of 2004, to $198.3 million in the first half of 2005. The average rates for our interest-bearing liabilities increased approximately 10 basis points in comparison to the first quarter of 2004.

Net interest income. Net interest income increased by $704,000 from $2.9 million for the six months ended June 30, 2004 to $3.6 million for the six months ended June 30, 2005. This increase resulted primarily from the increase in our interest income discussed above.

Provision for loan losses. The provision for loan losses charged to income during the six months ended June 30, 2005 and 2004 was $60,000. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.

At June 30, 2005 the Bank’s allowance for loan losses amounted to $635,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income. The Company earned non-interest income of $367,000 during the six months ended June 30, 2005 compared to the $362,000 that was earned during the same period in 2004. Non-interest income has remained constant over the six months ended June 30, 2005.

Non-interest expense. Non-interest expense increased by $140,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase resulted partially from an increase in internal audit fees due to Section 404 of Sarbanes-Oxley of approximately $31,000. The increase in compensation expense was due largely to expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance net of a decrease in expenses associated with the ESOP. The increase in other non-interest expense resulted primarily from a $17,000 increase in loan expenses associated with the bank paying all fees on equity loans and $12,000 increase in NOW expenses associated with the opening of our Oakboro Branch, net of a $19,000 decrease in expenses related to the maintenance and repair of foreclosed real estate.

Provision for income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 38.3% for the period ending June 30, 2005 as compared to 31.7% for the period ending June 30, 2004.

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

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the North Carolina Commissioner of Banks. The Bank’s liquidity ratio at June 30, 2005, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders’ equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Commissioner at June 30, 2005.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 23, 2005. Of 3,047,886 shares entitled to vote at the meeting, 2,709,592 were voted. The following matters were voted on at the meeting:

Proposal 1:	To elect six members of the Board of Directors for a one-year term until the Annual Meeting of Shareholders in 2005. Votes for each nominee were as follows:

Name	For	Withheld
J. Banks Garrison, Jr.	2,289,517	20,075
Caldwell A Holbrook, Jr.	2,689,667	19,925
Joel A Huneycutt	2,689,592	20,000
Douglas D Stokes	2,689,667	19,925
R. Ronald Swanner	2,690,067	19,525
Greg E Underwood	2,684,689	24,903

Proposal 2:	To ratify the appointment of Dixon Hughes PLLC as our independent auditors for the year ending December 31, 2005.

For	Against	Abstain
2,702,916	600	0

Item 6. Exhibits

Exhibit (3)(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit (4) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (10)(i)	Employment Agreement between R. Ronald Swanner and Home Savings Bank of Albemarle, Inc., S.S.B., incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(ii)	South Street Financial Corp. Stock Option Plan, incorporated herein by reference to the Form 10-K dated September 30, 1997

Exhibit (10)(iii)	2003 Supplemental Executive Retirement Plan Agreements with R. Ronald Swanner, Christopher F. Cranford, David L. Smith and Cris D. Turner, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (10)(iv)	2003 Executive Life Insurance Endorsement Method Split Dollar Plan Agreements with R. Ronald Swanner, Christopher F. Cranford, David L. Smith and Cris D. Turner, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (10)(v)	2003 Director Supplemental Retirement Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (10)(vi)	2003 Director Deferral Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, J. Banks Garrison, Jr., Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (10)(vii)	2003 Director Life Insurance Endorsement Method Split Dollar Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, J. Banks Garrison, Jr., Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (11)	Statement Regarding Computation of Per Share Earnings

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification of Periodic Financial Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH STREET FINANCIAL CORP.

Date: August 12, 2005	By:	/s/ R. Ronald Swanner
R. Ronald Swanner
President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ Christopher F. Cranford
Christopher F. Cranford
Treasurer and Chief Financial Officer