Form 10QSB
period 2005-09-30
SOUTH STREET FINANCIAL CORP
filed 2005-11-10
CIK 1014964

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

(Address of principal executive office)

(704) 982-9184

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2005, 2,999,594 shares of the issuer’s common stock, no par value, were outstanding.

This report contains 14 pages.

Part 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

South Street Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2005 (Unaudited)	December 31, 2004*
	(In thousands)
ASSETS

Cash and cash equivalents:
Non-interest-earning deposits	$4,922	$7,032
Interest-earning deposits	7,703	16,144
Federal funds sold	1,982	2,370
Securities held to maturity, fair market value June 30, 2005, $5,866; December 31, 2004, $6,440	5,554	6,479
Securities available for sale	24,210	18,691
Federal Home Loan Bank stock	1,010	434
Loans	176,839	153,006
Allowance for loan losses	(665)	(575)

NET LOANS	176,174	152,431

Real estate held for investment	653	653
Foreclosed real estate	105	57
Property and equipment, net	4,296	2,602
Bank-owned life insurance	7,513	7,245
Prepaid expenses and other assets	2,012	1,413

TOTAL ASSETS	$236,134	$215,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$193,443	$186,905
Borrowings	13,000	—
Accrued expenses and other liabilities	4,162	2,915

TOTAL LIABILITIES	210,605	189,820

STOCKHOLDERS’ EQUITY
Preferred stock, no par value: authorized 5,000,000 shares; none issued	—	—
Common stock, no par value: authorized 20,000,000 shares; issued 2,999,594 shares at September 30, 2005 and 3,047,886 December 31, 2004, respectively	6,453	6,993
Unearned compensation	(212)	(287)
Unearned ESOP	(794)	(933)
Retained earnings, substantially restricted	20,314	20,076
Accumulated other comprehensive loss	(232)	(118)

TOTAL STOCKHOLDERS’ EQUITY	25,529	25,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,134	$215,551

*	Derived from audited consolidated financial statements.

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
INTEREST INCOME
Loans, including fees	$2,944	$2,350	$8,251	$7,004
Investment securities	282	198	788	521
Other interest-earnings deposits	30	93	194	256

TOTAL INTEREST INCOME	3,256	2,641	9,233	7,781

INTEREST EXPENSE
Deposits	1,283	1,094	3,604	3,281
Borrowings	92	—	112	20

TOTAL INTEREST EXPENSE	1,375	1,094	3,716	3,301

NET INTEREST INCOME	1,881	1,547	5,517	4,480

PROVISION FOR LOAN LOSSES	30	—	90	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,851	1,547	5,427	4,420

NON-INTEREST INCOME
Service charges and fees	114	106	311	285
Income from bank-owned life insurance	55	50	268	189
Other	99	18	56	62

TOTAL NON-INTEREST INCOME	268	174	635	536

NON-INTEREST EXPENSE
Compensation and benefits	1,003	877	2,882	2,714
Net occupancy and equipment	127	102	347	298
Data processing	92	105	272	267
Other	214	209	748	687

TOTAL NON-INTEREST EXPENSE	1,436	1,293	4,249	3,966

INCOME BEFORE INCOME TAXES	683	428	1,813	990

INCOME TAXES	264	171	697	349

NET INCOME	$419	$257	$1,116	$641

PER SHARE DATA:
Basic and diluted net income per common share	$.14	$.09	$.38	$.22

Dividends	$.10	$.10	$.30	$.30

Weighted average common shares outstanding, basic and diluted	2,938,579	2,976,520	2,945,091	2,966,044

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,116	$641
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on securities	44	106
Amortization of deferred loan fees	(323)	(278)
Depreciation	132	153
Provision for loan losses	90	60
Loss on disposal of fixed assets	4	—
Amortization of unearned compensation	75	315
Income from Bank Owned Life Insurance	(268)	(189)
ESOP contribution	(72)	(125)
Change in assets and liabilities:
(Increase) decrease in other assets	(526)	251
Increase in accrued expenses and other liabilities	1,247	250

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,519	1,184

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(6,018)	(17,000)
Proceeds from maturities, calls and principal repayments of securities available for sale	314	7,228
Proceeds from maturities, calls and principal repayments of securities held to maturity	879	973
Loan originations and principal payments on loans, net	(23,558)	(5,564)
Purchase of property and equipment	(1,830)	(126)
Proceeds from sale of foreclosed assets	—	350
Purchase of FHLB stock	(576)	—
Proceeds from redemption of FHLB stock	—	307

NET CASH USED BY INVESTING ACTIVITIES	(30,789)	(13,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	6,538	4,564
Payment of dividends	(878)	(875)
Purchases and retirement of common stock	(468)	(209)
Borrowings from FHLB, net	13,000	—
Repayments on borrowings, net	—	(10,000)
Principal payment received on ESOP note	139	563

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	18,331	(5,957)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,939)	(18,605)

CASH AND CASH EQUIVALENTS, BEGINNING	25,546	42,502

CASH AND CASH EQUIVALENTS, ENDING	$14,607	$23,897

See accompanying notes.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of South Street Financial Corp. (the “Company”) and its wholly-owned subsidiary, Home Savings Bank of Albemarle, S.S.B., (“Home Savings” or the “Bank”), the Bank’s wholly-owned subsidiary, South Street Development Corporation (“SSDC”), and SSDC’s wholly-owned subsidiary, Park Ridge Associates, LLC (“Park Ridge”). All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

At September 30, 2005 and 2004, there were 449,650 exercisable options outstanding, all of which were antidilutive.

NOTE C - COMPREHENSIVE INCOME

For the quarters ended September 30, 2005 and 2004, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $507,000 and $301,000, respectively.

For the nine months ended September 30, 2005 and 2004, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $1,002,000 and $555,000, respectively.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE D - EMPLOYEE BENEFIT PLANS

The accompanying table details the components of pension expense recognized in the Company’s Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Service cost	$31,020	$29,044	$93,060	$87,134
Interest cost	44,045	39,876	132,135	119,627
Expected return on plan assets	(31,511)	(26,901)	(94,532)	(80,702)
Amortization of prior service cost	15,766	16,715	47,298	50,144

Net periodic pension cost	$59,320	$58,734	$177,961	$176,203

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

Comparison of Financial Condition at

September 30, 2005 and December 31, 2004

The Company’s total consolidated assets increased $20.5 million during the nine months ended September 30, 2005 from $215.6 million at December 31, 2004 to $236.1 million. This increase in our assets resulted primarily from an increase in net loans receivable. Cash and cash equivalents decreased by $10.9 million, from $25.5 million at December 31, 2004 to $14.6 million at September 30, 2005. This decrease in liquid assets occurred principally due to management’s decision to purchase $6.0 million in available for sale securities from the Federal Home Loan Bank. In comparison to prior years, loan rates have been adjusted aggressively to grow the portfolio. As a consequence, the Bank’s loan portfolio increased by $23.7 million, from $152.4 million at December 31, 2004 to $176.1 million at September 30, 2005. The Company has utilized the liquidity provided by the increase in deposits from our customers of $6.5 million and the increase in borrowings of $13.0 million to fund the increase in the loan portfolio.

Comparison of Operating Results for the

Three Months Ended September 30, 2005 and 2004

General. Net income for the three-month period ended September 30, 2005 was $419,000 or $164,000 more than the $255,000 earned during the same period in 2004. This increase in our earnings resulted principally from the increase in interest income of $614,000 during the quarter, which is explained below.

Interest income. Interest income increased by $614,000 from $2.6 million for the three months ended September 30, 2004 to $3.2 million for the three months ended September 30, 2005. The level of our average interest-earning assets increased from approximately $197.7 million during the third quarter of 2004 to approximately $214.6 million during the third quarter of 2005, which is the result of loan growth for the period. The yield on our average interest-earning assets increased approximately 97 basis points. This increase in our yield resulted primarily from the shift in our earning assets from interest earning deposits to loans and investment securities, which have significantly higher rates than do our interest earning deposits.

Interest expense. Interest expense on deposits and borrowed funds increased by $281,000 from $1.094 million for the three months ended September 30, 2004 to $1.375 million for the three months ended September 30, 2005. As with our interest-earning assets, the volume of our interest-bearing liabilities increased from approximately $185.7 million in the third quarter of 2004, to $206.4 million in the third quarter of 2005. The average rates for our interest-bearing liabilities increased approximately 42 basis points in comparison to the first quarter of 2004.

Net interest income. Net interest income increased by $334,000 from $1.547 million for the three months ended September 30, 2004 to $1.881 million for the three months ended September 30, 2005. This increase resulted primarily from the increase in our interest income discussed above.

Provision for loan losses. The provision for loan losses charged to income during the three months ended September 30, 2005 and 2004 was $30,000. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.

At September 30, 2005 the Bank’s allowance for loan losses amounted to $665,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income. The Company earned non-interest income of $268,000 during the three months ended September 30, 2005 compared to the $174,000 that was earned during the same period in 2004. This increase in non-interest income of $94,000 was primarily attributable to an increase in income from bank-owned life insurance along with an increase in service charges on deposit accounts during the quarter.

Non-interest expense. Non-interest expense increased by $143,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase resulted partially from an increase in compensation expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance net of a decrease in expenses associated with the ESOP.

Provision for income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 38.7% for the period ending September 30, 2005 as compared to 40.0% for the period ending September 30, 2004.

Comparison of Operating Results for the

Nine Months Ended September 30, 2005 and 2004

General. Net income for the nine-month period ended September 30, 2005 was $1.1 million or $475,000 more than the $641,000 earned during the same period in 2004. This increase in our earnings resulted principally from the increase in interest income of $1.5 million during the current nine month period, which is explained below.

Interest income. Interest income increased by $1.5 million from $7.8 million for the nine months ended September 30, 2004 to $9.2 million for the nine months ended September 30, 2005. The level of our average interest-earning assets increased from approximately $198.6 million during the first nine months of 2004 to approximately $211 million during the first nine months of 2005, and the yield on our average interest-earning assets increased approximately 74 basis points. This increase in our yield resulted primarily from the shift in our earning assets from interest earning deposits to loans and investment securities, which have significantly higher rates than do our interest earning deposits combined with the increase in yields.

Interest expense. Interest expense on deposits and borrowed funds increased by $415,000 from $3.3 million for the nine months ended September 30, 2004 to $3.7 million for the nine months ended September 30, 2005. As with our interest-earning assets, the volume of our interest-bearing liabilities increased from approximately $187 million in the first nine months of 2004, to $206.4 million in the first nine months of 2005. The average rates for our interest-bearing liabilities increased approximately 45 basis points in comparison to the first quarter of 2004.

Net interest income. Net interest income increased by $1.0 million from $4.5 million for the nine months ended September 30, 2004 to $5.5 million for the nine months ended September 30, 2005. This increase resulted primarily from the increase in our interest income discussed above.

Provision for loan losses. The provision for loan losses charged to income during the nine months ended September 30, 2005 and 2004 was $90,000. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Bank’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.

At September 30, 2005 the Bank’s allowance for loan losses amounted to $665,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income. The Company earned non-interest income of $635,000 during the nine months ended September 30, 2005 compared to the $536,000 that was earned during the same period in 2004. Non-interest income has remained constant over the nine months ended September 30, 2005.

Non-interest expense. Non-interest expense increased by $283,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase resulted partially from an increase in compensation expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance net of a decrease in expenses associated with the ESOP. The increase in other non-interest expense resulted primarily from a $30,000 increase in loan expenses associated with the bank paying all fees on equity loans and $15,000 increase in NOW expenses associated with the opening of our Oakboro Branch, net of a $28,000 decrease in expenses related to the maintenance and repair of foreclosed real estate.

Provision for income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 38.4% for the period ending September 30, 2005 as compared to 35.3% for the period ending September 30, 2004.

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

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the North Carolina Commissioner of Banks. The Bank’s liquidity ratio at September 30, 2005, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders’ equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Commissioner at September 30, 2005.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1, 2005 to July 30, 2005	12,048	$9.71	12,048	99,379
August 1, 2005 to August 31, 2005	19,044	$9.76	19,044	80,335
September 1, 2005 to September 30, 2005	7,200	$9.63	7,200	73,135

	38,292		38,292

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

SOUTH STREET FINANCIAL CORP.

Date: November 10, 2005	By:	/s/ R. Ronald Swanner
R. Ronald Swanner
President and Chief Executive Officer

Date: November 10, 2005	By:	/s/ Christopher F. Cranford
Christopher F. Cranford
Treasurer and Chief Financial Officer