Form 10KSB
period 2005-12-31
SOUTH STREET FINANCIAL CORP
filed 2006-03-31
CIK 1014964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Common Stock, no par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

State issuer’s revenues for its most recent fiscal year. $13,519,000, based on the sum of total interest income and total non-interest income for fiscal year 2005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of a specified date within the past 60 days. $21.8 million, based on the closing price of the common stock on March 22, 2006, which was $9.25 per share.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. 2,962,696 shares of common stock outstanding at March 22, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to stockholders of South Street Financial Corp. for the year ended December 31, 2005 (“2005 Annual Report”), are incorporated by reference into Part II.

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders of South Street Financial Corp. to be held on May 22, 2006, are incorporated by reference into Part III.

Transitional	Small Business Disclosure Format: Yes ☐ No ☒

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

As of December 31, 2005, 16 of the original 30 lots had been sold, and the rest of the property is currently being marketed. There can be no assurances that the Bank will be successful in recovering its investment in the venture due to the uncertainty inherent in the construction industry and in the real estate market.

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

At December 31, 2005, the Company had total assets of $243.1 million, net loans of $183.2 million, deposits of $198.6 million, investment securities of $29.4 million and stockholders’ equity of $25.9 million.

At December 31, 2005, the Company and the Bank had a total of 48 employees, all of whom are full-time.

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

The upscale subdivision consists of 30 building lots of which 3 have been retained by the sellers and 13 have been sold to buyers. The Bank has recognized $315,247 in net gains on the individual lots sold since the inception of the project. However, there can be no assurances that the Bank will be successful in recovering its overall investment in the venture, due to the uncertainty inherent in the construction industry and in the real estate market.

Competition

The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions that have greater financial and marketing resources available to them. The Bank also has faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities. At December 31, 2005, there were at least seven other commercial banks, credit unions and mortgage companies as well as numerous other financial services providers located in the Bank’s market area. At June 30, 2005, the Bank had a deposit market share of approximately 26% in Stanly County, which was the highest in the county. The ability of the Bank to attract and retain savings deposits depends on its ability generally to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

The Bank’s loans and deposits are primarily generated from the areas where its offices are located. It does not solicit deposits and loans outside its primary market area and does not use brokers to obtain deposits. Approximately 76% of the Bank’s deposits are at the Albemarle office. Stanly County is largely rural with a population of 58,100. Its economy is diversified among manufacturing, trade and services. Major area employers include Collins and Aikman Corporation, Michelin Aircraft Tire Company, Stanly County Schools, Stanly County and Stanly Memorial Hospital. Within the past five years, several large manufacturing companies have closed operations in Stanly County, resulting in a significant loss of jobs.

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

The economic and operational effects of this legislation on public companies, including us, are significant in terms of the time, resources and costs associated with complying with the law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we are presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

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

Net Worth and Capital Adequacy Requirements Applicable to the Bank. The Bank is required to comply with the capital adequacy standards established by state and federal laws and regulations. The Commissioner requires that savings banks maintain net worth not less than 5% of its total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. The Bank complied with the net worth requirements as of December 31, 2005.

In addition, the FDIC has promulgated risk-based capital and leverage capital guidelines for determining the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC’s requirements. Under the FDIC’s risk-based capital measure, the minimum ratio (“Total Risk-Based Capital Ratio”) of a bank’s total capital to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities (“Tier 2 Capital”). At December 31, 2005, the Bank’s Total Risk-Based Capital Ratio and its ratio of Tier 1 Capital to risk-weighted assets (“Tier 1 Risk-Based Capital Ratio”) were 18.92% and 18.38%, respectively, which were well above the FDIC’s minimum risk-based capital guidelines.

Under the FDIC’s leverage capital measure, the minimum ratio (the “Leverage Capital Ratio”) of Tier 1 Capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC’s guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank’s “Tangible Leverage Ratio” (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2005, the Bank’s Leverage Capital Ratio was 9.76%, which was well above the FDIC’s minimum leverage capital guidelines.

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

As of December 31, 2005, the largest aggregate amount of loans that the Bank had to any one borrower was $3.0 million. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

Limits on Rates Paid on Deposits and Brokered Deposits. Regulations enacted by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below. See “Prompt Corrective Action.” As of December 31, 2005, the Bank was considered “well capitalized,” and, thus, was not subject to the limitations on rates payable on its deposits.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta and under the new capital plan, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2005, the Bank was in compliance with this requirement.

Reserve Requirements. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts equal to specified percentages of the balances of such accounts. These percentages are subject to adjustment by the Federal Reserve Board. Because the Bank’s reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of the Bank’s interest-earning assets. At December 31, 2005, the Bank met FDIC reserve requirements.

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

Liquidity. The Bank is subject to the liquidity requirements established by the Commissioner. North Carolina law requires savings banks to maintain cash and readily marketable investments of not less that 10% of the savings bank’s total assets. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments that, in the judgment of the Commissioner, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 2005, the Bank’s liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 11.92%.

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

At December 31, 2005, the Bank had the requisite capital levels to qualify as “well capitalized.”

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

ITEM 2. DESCRIPTION OF PROPERTY

Properties

The following table sets forth the location of the Bank’s principal office in Albemarle, North Carolina and its full-service branch office in Locust, North Carolina, as well as certain other information relating to these offices and other Bank-owned property as of December 31, 2005.

The Bank owns both the Albemarle and Locust offices. In addition, in March 2005 the Bank opened a branch at 117 North Main Street in Oakboro, which property the Bank is currently leasing. The Bank also owns two vacant lots adjacent to its Albemarle office, in addition to a lot in Oakboro, but has no plans for these lots at the present time. The Bank owns an office building adjacent to its Albemarle office, which is currently being leased to tenants. There are no immediate plans for the office building, but it may be utilized for future Bank expansion. The Bank also owns 1.84 acres on NC Hwy 740-Northeast Connector within the city limits of Albemarle. The property is a potential site for a new Bank branch. The Bank also owns three lots at 110 and 112 N. Central Avenue in Locust, North Carolina. The Bank has purchased a lot for a new branch in a newly formed town center in Locust, North Carolina. This branch will replace the current branch in Locust. Finally, the bank has purchased the former First Union Building at 103 North Second Street in uptown Albemarle. This branch will be used as the Corporate Offices and a full service branch.

Address	Net Book Value Of Property
Albemarle:

155 West South Street Albemarle, North Carolina 28001	$598,112
Two (2) Vacant Lots South Second Street Albemarle, North Carolina 28001	$26,378
115 & 117 West South Street Albemarle, North Carolina 28001	$557,808
1.84 acres on NC Hwy 740 Northeast Connector Albemarle, North Carolina 28001	$410,680
103 North Second Street Albemarle, North Carolina 28001	$837,802

Locust:

406 West Main Street Locust, North Carolina 28097	$143,927
110 & 112 N. Central Avenue Locust, North Carolina 28097	$309,491
Lot at 100 South Street Locust, North Carolina 28097	$781,249

Oakboro:

Highway 205 Oakboro, North Carolina 28129	$273,483

Totals	$3,938,930

The Bank’s management considers the property to be in good condition and is of the opinion that it is adequately covered by insurance. The total net book value of the Bank’s furniture, fixtures and equipment on December 31, 2005 was $378,698. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2005, the Bank had recorded $228,820 for real estate acquired in settlement of loans.

ITEM 3. LEGAL PROCEEDINGS

In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information/Holders/Dividends. See the information under the section captioned “Common Stock Information” on page 46 in the Company’s 2005 Annual Report, which section is incorporated herein by reference. See “Item 1. DESCRIPTION OF BUSINESS—Supervision and Regulation of the Bank—Restrictions on Dividends and Other Capital Distributions” above for regulatory restrictions that limit the ability of the Bank to pay dividends to the Company. See “Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” below for information on equity compensation plan information.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The table below sets forth certain performance ratios for the Company for the periods indicated.

	Year Ended December 31
	2005	2004	2003
Return on Average Assets (Net income divided by average total assets)	.70%	0.51%	0.56%
Return on Average Equity (Net income divided by average stockholders’ equity	6.13%	4.25%	4.92%
Average Equity to Average Assets Ratio (Average stockholders’ equity divided by average total assets)	11.48%	12.04%	11.43%
Interest Rate Spread for the Period	3.42%	2.99%	2.84%
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	106.11%	107.18%	107.95%
Net Interest Margin	3.58%	3.09%	3.04%
Loan Loss Allowance to Nonperforming Assets at Period End	104.73%	83.80%	78.08%

See also the information set forth under Item 1 above and the information set forth under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on pages 4 through 11 in the Company’s 2005 Annual Report, which section is incorporated herein by reference.

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

Government Regulations. Current and future legislation and the policies established by federal and state regulatory authorities will affect the Bank’s operations. The Bank is subject to supervision and periodic examination by the FDIC and the Commissioner. Banking regulations, designed primarily for the protection of depositors, may limit the Bank’s growth and the return to the Company’s stockholders by restricting certain of the Bank’s activities, such as:

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes to the financial statements of the Company set forth on pages 13 through 44 of the Company’s 2005 Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has concluded based on its evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

(a) Directors and Executive Officers - The information required by this Item regarding directors and executive officers of the Company, the Company’s Audit Committee and procedures for stockholder nominations is set forth under the sections captioned “Proposal 1 – Election of Directors – General,” “– Executive Officers,” “– Audit Committee,” “– Report of the Audit Committee,” and “– Process for Stockholder Nomination of Directors” in the Company’s Proxy Statement, to be filed with the SEC with respect to the Annual Meeting of Shareholders to be held on May 22, 2006, which sections are incorporated herein by reference.

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

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the Proxy Statement sections captioned “Proposal 1 – Election of Directors – Directors’ Compensation” and “ – Executive Compensation,” which sections are incorporated herein by reference.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	449,650	$12	0

Equity compensation plans not approved by security holders	0	$0	0

Total	449,650	$12	0

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth under the Proxy Statement section captioned “Proposal 1– Election of Directors – Certain Indebtedness and Transactions of Management,” which section is incorporated herein by reference.

ITEM 13.	EXHIBITS

Exhibits

Exhibit (3)(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit (4) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (10)(i)	Employment Agreement between R. Ronald Swanner and Home Savings Bank of Albemarle, Inc., S.S.B., incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(ii)	South Street Financial Corp. Stock Option Plan, incorporated herein by reference to the Form 10-K dated September 30, 1997

Exhibit (10)(iii)	2003 Supplemental Executive Retirement Plan Agreements with R. Ronald Swanner, Christopher F. Cranford, David L. Smith and Cris D. Turner, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (10)(iv)	2003 Executive Life Insurance Endorsement Method Split Dollar Plan Agreements with R. Ronald Swanner, Christopher F. Cranford, David L. Smith and Cris D. Turner, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (10)(v)	2003 Director Supplemental Retirement Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (10)(vi)	2003 Director Deferral Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, J. Banks Garrison, Jr., Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (10)(vii)	2003 Director Life Insurance Endorsement Method Split Dollar Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, J. Banks Garrison, Jr., Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (11)	Statement Regarding Computation of Per Share Earnings

Exhibit (13)	South Street Financial Corp. 2005 Annual Report to Stockholders (excluding page 3, the Letter to Stockholders)

Exhibit (14)	Code of Business Conduct and Ethics, dated February 18, 2004

Exhibit (21)	See “Item 1. DESCRIPTION OF BUSINESS—General” and “—Subsidiaries” for discussion of subsidiaries

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Certification of R. Ronald Swanner

Exhibit (31.2)	Certification of Christopher F. Cranford

Exhibit (32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is set forth under the Proxy Statement section captioned “Proposal 2 - Ratification of Appointment of Independent Auditor,” which section is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH STREET FINANCIAL CORP.

Date: March 31, 2006	By:	/s/ R. Ronald Swanner
R. Ronald Swanner
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ R. Ronald Swanner R. Ronald Swanner	President, Chief Executive Officer and Director	March 31, 2006

/s/ Christopher F. Cranford Christopher F. Cranford	Treasurer and Chief Financial Officer	March 31, 2006

/s/ David L. Smith David L. Smith	Executive Vice President of Bank; Secretary of Company	March 31, 2006

/s/ Cris D. Turner Cris D. Turner	Executive Vice President of Bank; Vice President of Company	March 31, 2006

/s/ Melody M. Goins Melody M. Goins	Senior Vice President of Bank; Vice President of Company	March 31, 2006

/s/ Caldwell A. Holbrook, Jr. Caldwell A. Holbrook, Jr.	Director	March 31, 2006

/s/ Joel A. Huneycutt Joel A. Huneycutt	Director	March 31, 2006

/s/ Douglas Dwight Stokes Douglas Dwight Stokes	Director	March 31, 2006

/s/ Greg E. Underwood Greg E. Underwood	Director	March 31, 2006

/s/ J. Banks Garrison J. Banks Garrison	Director	March 31, 2006

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit (11)	Statement Regarding Computation of Per Share Earnings

Exhibit (13)	2005 Annual Report (excluding page 3, the Letter to Stockholders)

Exhibit (14)	Code of Business Conduct and Ethics, dated February 18, 2004

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Certification of R. Ronald Swanner

Exhibit (31.2)	Certification of Christopher F. Cranford

Exhibit (32)	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350