Form 10QSB
period 2006-03-31
SOUTH STREET FINANCIAL CORP
filed 2006-05-12
CIK 1014964

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

As of May 4, 2006, 2,954,696 shares of the issuer’s common stock, no par value, were outstanding.

This report contains 13 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

South Street Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	March 31, 2006 (Unaudited)	December 31, 2005*
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Non-interest-bearing deposits	$6,251	$5,692
Interest-bearing deposits	10,492	6,245
Federal funds sold	1,962	2,363
Securities held to maturity, fair value March 31, 2006, $4,895; December 31, 2005, $5,119	5,055	5,254
Securities available for sale	24,078	24,101
Federal Home Loan Bank stock	1,245	1,100
Loans receivable	191,398	183,886
Allowance for loan losses	(703)	(674)

Net loans	190,695	183,212

Real estate held for investment	653	653
Foreclosed real estate	267	229
Premises and equipment, net	4,712	4,608
Bank owned life insurance	7,625	7,573
Prepaid expenses and other assets	2,514	2,203

Total assets	$255,549	$243,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$210,670	$198,634
Borrowings	15,000	15,000
Accrued expenses and other liabilities	4,169	3,629

Total liabilities	229,839	217,263

Stockholders’ Equity:
Preferred stock, no par value; authorized 5,000,000 shares; none issued	—	—
Common stock, no par value, authorized 20,000,000 shares; issued 2,954,696 shares at March 31, 2006 and 2,999,594 December 31, 2005, respectively	5,982	6,428
Unearned compensation	(141)	(159)
Unearned ESOP	(488)	(534)
Retained earnings, substantially restricted	20,575	20,483
Accumulated other comprehensive loss	(218)	(248)

Total stockholders’ equity	25,710	25,970

Total liabilities and stockholders’ equity	$255,549	$243,233

*	Derived from audited consolidated financial statements.

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except share and per share data)
INTEREST INCOME
Loans, including fees	$3,272	$2,546
Investment securities	250	208
Other interest-earnings deposits	106	131

TOTAL INTEREST INCOME	3,628	2,885

INTEREST EXPENSE
Deposits	1,527	1,123
Borrowings	167	—

TOTAL INTEREST EXPENSE	1,694	1,123

NET INTEREST INCOME	1,934	1,762
PROVISION FOR LOAN LOSSES	30	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,904	1,732

NON-INTEREST INCOME
Service charges and fees	107	92
Income from bank-owned life insurance	52	54
Other	19	18

TOTAL NON-INTEREST INCOME	178	164

NON-INTEREST EXPENSE
Compensation and benefits	1,010	895
Net occupancy and equipment	134	102
Data processing	81	94
Other	234	243

TOTAL NON-INTEREST EXPENSE	1,459	1,334

INCOME BEFORE INCOME TAXES	623	562
INCOME TAXES	239	213

NET INCOME	$384	$349

PER SHARE DATA:
Basic and diluted net income per common share	$.13	$.12

Dividends	$.10	$.10

Weighted average common shares outstanding, basic and diluted	2,919,978	2,949,861

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$384	$349
Adjustments to reconcile net income to net cash provided by operating activities: Net accretion of premiums and discounts on securities	17	18
Amortization of deferred loan fees	(29)	(96)
Depreciation	50	36
Provision for loan losses	30	30
Amortization of unearned compensation	18	25
Income from Bank Owned Life Insurance	(52)	(54)
Amortization of ESOP compensation	26	21
Change in assets and liabilities: (Increase) decrease in other assets	(330)	(535)
Increase in accrued expenses and other liabilities	540	548

NET CASH PROVIDED BY OPERATING ACTIVITIES	654	342

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(2,000)	(6,018)
Proceeds from maturities, calls and principal repayments of securities available for sale	2,063	127
Proceeds from maturities, calls and principal repayments of securities held to maturity	190	289
Loan originations and principal payments on loans, net	(7,522)	(4,893)
Purchase of property and equipment	(154)	(357)
Purchase of FHLB stock	(145)	—
Proceeds from redemption of FHLB stock	—	9

NET CASH USED BY INVESTING ACTIVITIES	(7,568)	(10,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,036	3,678
Payment of dividends	(291)	(294)
Purchases and retirement of common stock	(426)	(96)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,319	3,288

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,405	(7,213)
CASH AND CASH EQUIVALENTS, BEGINNING	14,300	25,546

CASH AND CASH EQUIVALENTS, ENDING	$18,705	$18,333

See accompanying notes.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of South Street Financial Corp. (the “Company”) and its wholly-owned subsidiary, Home Savings Bank of Albemarle, S.S.B., (“Home Savings” or the “Bank”), the Bank’s wholly-owned subsidiary, South Street Development Corporation (“SSDC”), and SSDC’s wholly-owned subsidiary, Park Ridge Associates, LLC (“Park Ridge”). All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

At March 31, 2006 and 2005, there were 449,650 exercisable options outstanding, all of which were antidilutive.

NOTE C - COMPREHENSIVE INCOME

For the quarters ended March 31, 2006 and 2005, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $413,000 and $196,000, respectively.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE D - EMPLOYEE BENEFIT PLANS

The accompanying table details the components of pension expense recognized in the Company’s Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Service cost	$39,698	$31,020
Interest cost	50,233	44,045
Expected return on plan assets	(35,278)	(31,511)
Amortization of prior service cost	18,098	15,766

Net periodic pension cost	$72,751	$59,320

For the 2006 Plan Year, no tax-deductible contributions are required or allowed.

The adoption of Statement of Financial Accounting Standards No. 123R, Share Based Payment, on January 1, 2006 did not have a material impact on the Company’s consolidated financial statements.

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

Comparison of Financial Condition at

March 31, 2006 and December 31, 2005

The Company’s total consolidated assets increased $12.3 million during the three months ended March 31, 2006 from $243.2 million at December 31, 2005 to $255.5 million. This increase in our assets resulted primarily from an increase in net loans receivable. Cash and cash equivalents increased by $4.4 million, from $14.6 million at December 31, 2005 to $18.7 million at March 31, 2006. This increase in liquid assets occurred principally from the increase in funds in the FHLB overnight account. In comparison to prior years, loan rates have been adjusted aggressively to grow the portfolio. As a consequence, the Company’s loan portfolio increased by $7.5 million, from $183.2 million at December 31, 2005 to $190.7 million at March 31, 2006. The Company has utilized the liquidity provided by the increase in deposits from our customers of $12.0 million to fund the increase in the loan portfolio.

Comparison of Operating Results for the

Three Months Ended March 31, 2006 and 2005

General. Net income for the three-month period ended March 31, 2006 was $384,000 or $35,000 more than the $349,000 earned during the same period in 2005. This increase in our earnings resulted principally from the increase in interest income of $743,000 during the quarter, which is explained below.

Interest income. Interest income increased by $743,000 from $2.8 million for the three months ended March 31, 2005 to $3.6 million for the three months ended March 31, 2006. The level of our average interest-earning assets increased from approximately $201.5 million during the first quarter of 2005 to approximately $233.5 million during the first quarter of 2006, which is the result of loan growth for the period. The yield on our average interest-earning assets increased approximately 64 basis points. This increase in our yield resulted primarily from the shift in our earning assets from interest earning deposits to loans and investment securities, which have significantly higher rates than do our interest earning deposits.

Interest expense. Interest expense on deposits and borrowed funds increased by $571,000 from $1.1 million for the three months ended March 31, 2005 to $1.7 million for the three months ended March 31, 2006. As with our interest-earning assets, the volume of our interest-bearing liabilities increased from approximately $188.7 million in the first quarter of 2005, to $219.6 million in the first quarter of 2006. The average rates for our interest-bearing liabilities increased approximately 70 basis points in comparison to the first quarter of 2005.

Net interest income. Net interest income increased by $172,000 from $1.762 million for the three months ended March 31, 2005 to $1.934 million for the three months ended March 31, 2006. This increase resulted primarily from the increase in our interest income discussed above.

Provision for loan losses. The provision for loan losses charged to income during the three months ended March 31, 2006 and 2005 was $30,000. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Company’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.

At March 31, 2006 the Company’s allowance for loan losses amounted to $703,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest income. The Company earned non-interest income of $178,000 during the three months ended March 31, 2006 compared to the $164,000 that was earned during the same period in 2005. This increase in non-interest income of $14,000 was primarily attributable to an increase in income from service charges on deposit accounts during the quarter.

Non-interest expense. Non-interest expense increased by $125,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase resulted partially from an increase in compensation expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance net of a decrease in expenses associated with the ESOP.

Provision for income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 38.4% for the period ending March 31, 2006 as compared to 37.9% for the period ending March 31, 2005.

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

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the North Carolina Commissioner of Banks. The Bank’s liquidity ratio at March 31, 2006, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders’ equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The

FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Commissioner at March 31, 2006.

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

There have been no changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2006 to January 31, 2006	35,000	$9.53	35,000	38,135
February 1, 2006 to February 28, 2006	1,898	$9.33	1,898	36,237
March 1, 2006 to March 31, 2006	8,000	$9.30	8,000	28,237

	44,898		44,898

Note: On June 8, 2004, the Company publicly announced a share repurchase program. Under the program, the Company may repurchase up to 153,408 outstanding shares. The program has no termination date.

Item 6. Exhibits

Exhibit (3)(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit (4) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (10)(i)	Employment Agreement between R. Ronald Swanner and Home Savings Bank of Albemarle, Inc., S.S.B., incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(ii)	South Street Financial Corp. Stock Option Plan, incorporated herein by reference to the Form 10-K dated September 30, 1997

Exhibit (10)(iii)	2003 Supplemental Executive Retirement Plan Agreements with R. Ronald Swanner, Christopher F. Cranford, David L. Smith and Cris D. Turner, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (10)(iv)	2003 Executive Life Insurance Endorsement Method Split Dollar Plan Agreements with R. Ronald Swanner, Christopher F. Cranford, David L. Smith and Cris D. Turner, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003. On February 1, 2005, Melody M. Goins was added to this plan.

Exhibit (10)(v)	2003 Director Supplemental Retirement Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003. On February 1, 2005, Melody M. Goins was added to this plan.

Exhibit (10)(vi)	2003 Director Deferral Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, J. Banks Garrison, Jr., Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

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

SOUTH STREET FINANCIAL CORP.

Date: May 9, 2006	By:	/s/ R. Ronald Swanner
R. Ronald Swanner
President and Chief Executive Officer

Date: May 9, 2006	By:	/s/ Christopher F. Cranford
Christopher F. Cranford
Treasurer and Chief Financial Officer