Form 10QSB
period 2006-06-30
SOUTH STREET FINANCIAL CORP
filed 2006-08-11
CIK 1014964

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, 2,954,696 shares of the issuer’s common stock, no par value, were outstanding.

This report contains 14 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

South Street Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	June 30, 2006	December 31, 2005*
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Non-interest-bearing deposits	$5,898	$5,692
Interest-bearing deposits	7,367	6,245
Federal funds sold	2,039	2,363
Securities held to maturity, fair value June 30, 2006, $4,570; December 31, 2005, $5,119	4,853	5,254
Securities available for sale	24,002	24,101
Federal Home Loan Bank stock	930	1,100
Loans receivable	197,384	183,886
Allowance for loan losses	(726)	(674)

Net loans	196,658	183,212

Real estate held for investment	653	653
Foreclosed real estate	229	229
Premises and equipment, net	5,159	4,608
Bank owned life insurance	7,683	7,573
Prepaid expenses and other assets	2,416	2,203

Total assets	$257,887	$243,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$218,696	$198,634
Borrowings	10,000	15,000
Accrued expenses and other liabilities	3,407	3,629

Total liabilities	232,103	217,263

Stockholders’ Equity:
Preferred stock, no par value; authorized 5,000,000 shares; none issued	—	—
Common stock, no par value, authorized 20,000,000 shares; issued 2,954,696 shares at June 30, 2006 and 2,999,594 December 31, 2005, respectively	5,961	6,428
Unearned compensation	(113)	(159)
Unearned ESOP	(445)	(534)
Retained earnings, substantially restricted	20,606	20,483
Accumulated other comprehensive loss	(225)	(248)

Total stockholders’ equity	25,784	25,970

Total liabilities and stockholders’ equity	$257,887	$243,233

*	Derived from audited consolidated financial statements.

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except share and per share data)
INTEREST INCOME
Loans, including fees	$3,434	$2,761	$6,706	$5,307
Investment securities	258	298	508	506
Other interest-earnings deposits	121	33	227	164

TOTAL INTEREST INCOME	3,813	3,092	7,441	5,977

INTEREST EXPENSE
Deposits	1,756	1,198	3,283	2,321
Borrowings	170	20	337	20

TOTAL INTEREST EXPENSE	1,926	1,218	3,620	2,341

NET INTEREST INCOME	1,887	1,874	3,821	3,636
PROVISION FOR LOAN LOSSES	30	30	60	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,857	1,844	3,761	3,576

NON-INTEREST INCOME
Service charges and fees	110	105	217	197
Income from bank-owned life insurance	58	55	110	134
Other	18	43	37	36

TOTAL NON-INTEREST INCOME	186	203	364	367

NON-INTEREST EXPENSE
Compensation and benefits	1,023	984	2,032	1,879
Net occupancy and equipment	139	118	273	220
Data processing	90	86	171	180
Other	271	291	505	534

TOTAL NON-INTEREST EXPENSE	1,523	1,479	2,981	2,813

INCOME BEFORE INCOME TAXES	520	568	1,144	1,130
INCOME TAXES	201	220	441	433

NET INCOME	$319	$348	$703	$697

PER SHARE DATA:
Basic and diluted net income per common share	$.11	$.12	$.24	$.24

Dividends	$.10	$.10	$.20	$.20

Weighted average common shares outstanding, basic and diluted	2,907,311	2,950,649	2,914,787	2,950,495

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$703	$697
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on securities	34	32
Amortization of deferred loan fees	(2)	(216)
Depreciation	99	66
Provision for loan losses	60	60
Loss on disposal of fixed assets	—	4
Amortization of unearned compensation	46	50
Income from Bank Owned Life Insurance	(110)	(134)
Amortization of ESOP compensation	48	42
Change in assets and liabilities:
Increase in other assets	(227)	(650)
Increase (decrease) in accrued expenses and other liabilities	(222)	1,409

NET CASH PROVIDED BY OPERATING ACTIVITIES	429	1,360

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(2,000)	(6,018)
Proceeds from maturities, calls and principal repayments of securities available for sale	2,119	227
Proceeds from maturities, calls and principal repayments of securities held to maturity	384	552
Loan originations and principal payments on loans, net	(13,504)	(18,781)
Purchase of property and equipment	(650)	(465)
Purchase of FHLB stock	—	(216)
Proceeds from redemption of FHLB stock	170	—

NET CASH USED BY INVESTING ACTIVITIES	(13,481)	(24,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	20,062	6,424
Payment of dividends	(580)	(587)
Purchases and retirement of common stock	(426)	(96)
Advances from FHLB	—	5,000
Repayments of FHLB advances	(5,000)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,056	10,741

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,004	(12,600)
CASH AND CASH EQUIVALENTS, BEGINNING	14,300	25,546

CASH AND CASH EQUIVALENTS, ENDING	$15,304	$12,946

See accompanying notes.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2006 and for the three month and six month periods ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of South Street Financial Corp. (the “Company”) and its wholly-owned subsidiary, Home Savings Bank of Albemarle, S.S.B., (“Home Savings” or the “Bank”), the Bank’s wholly-owned subsidiary, South Street Development Corporation (“SSDC”), and SSDC’s wholly-owned subsidiary, Park Ridge Associates, LLC (“Park Ridge”). All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

At June 30, 2006 and 2005, there were 449,650 exercisable options outstanding, all of which were antidilutive.

NOTE C - COMPREHENSIVE INCOME

For the quarters ended June 30, 2006 and 2005, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $313,000 and $449,000, respectively.

For the six months ended June 30, 2006 and 2005, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $726,000 and $645,000, respectively.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE D - EMPLOYEE BENEFIT PLANS

The accompanying table details the components of pension expense recognized in the Company’s Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost	$39,698	$31,020	$79,396	$62,040
Interest cost	50,233	44,045	100,466	88,090
Expected return on plan assets	(35,278)	(31,511)	(70,556)	(63,022)
Amortization of prior service cost	18,098	15,766	36,196	31,532

Net periodic pension cost	$72,751	$59,320	$145,502	$118,640

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

Comparison of Financial Condition at

June 30, 2006 and December 31, 2005

The Company’s total consolidated assets increased $14.7 million during the six months ended June 30, 2006 from $243.2 million at December 31, 2005 to $257.9 million. This increase in our assets resulted primarily from an increase in net loans receivable. Cash and cash equivalents increased by $1.0 million, from $14.3 million at December 31, 2005 to $15.3 million at June 30, 2006. This increase in liquid assets occurred principally from the increase in funds in the FHLB overnight account. In comparison to prior years, loan rates have been adjusted aggressively to grow the portfolio. As a consequence, the Company’s loan portfolio increased by $13.4 million, from $183.2 million at December 31, 2005 to $196.6 million at June 30, 2006. The Company has utilized the liquidity provided by the increase in deposits from our customers of $20.0 million to fund the increase in the loan portfolio.

Comparison of Operating Results for the

Three Months Ended June 30, 2006 and 2005

General. Net income for the three-month period ended June 30, 2006 was $319,000 or $29,000 less than the $348,000 earned during the same period in 2005. This decrease in our earnings resulted principally from the increase in interest expense of $708,000 during the quarter, which is explained below.

Interest income. Interest income increased by $721,000 from $3.1 million for the three months ended June 30, 2005 to $3.8 million for the three months ended June 30, 2006. The level of our average interest-earning assets increased from approximately $203.8 million during the second quarter of 2005 to approximately $232.8 million during the second quarter of 2006, which is the result of loan growth for the period. The yield on our average interest-earning assets increased approximately 48 basis points. This increase in our yield resulted primarily from the shift in our earning assets from interest earning deposits to loans and investment securities, which have significantly higher rates than do our interest earning deposits.

Interest expense. Interest expense on deposits and borrowed funds increased by $708,000 from $1.2 million for the three months ended June 30, 2005 to $1.9 million for the three months ended June 30, 2006. As with our interest-earning assets, the volume of our interest-bearing liabilities increased from approximately $191.3 million in the second quarter of 2005, to $224.8 million in the second quarter of 2006. The average rates for our interest-bearing liabilities increased approximately 88 basis points in comparison to the second quarter of 2005.

Net interest income. Net interest income increased by $13,000 from $1.87 million for the three months ended June 30, 2005 to $1.89 million for the three months ended June 30, 2006. This increase resulted primarily from the increase in our interest income discussed above.

Provision for loan losses. The provision for loan losses charged to income during the three months ended June 30, 2006 and 2005 was $30,000. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Company’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.

At June 30, 2006 the Company’s allowance for loan losses amounted to $726,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest expense. Non-interest expense increased by $44,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase resulted partially from an increase in compensation expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance net of a decrease in expenses associated with the ESOP.

Provision for income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 38.7% for the periods ending June 30, 2006 and 2005.

Comparison of Operating Results for the

Six Months Ended June 30, 2006 and 2005

General. Net income for the six-month period ended June 30, 2006 was $703,000 or $6,000 more than the $697,000 earned during the same period in 2005. This increase in our earnings resulted principally from the increase in interest income of $1.5 million during the quarter, which is explained below.

Interest income. Interest income increased by $1.5 million from $6.0 million for the six months ended June 30, 2005 to $7.4 million for the six months ended June 30, 2006. The level of our average interest-earning assets increased from approximately $203.7 million during the first half of 2005 to approximately $229.0 million during the first half of 2006, which is the result of loan growth for the period. The yield on our average interest-earning assets increased approximately 127 basis points. This increase in our yield resulted primarily from the shift in our earning assets from interest earning deposits to loans and investment securities, which have significantly higher rates than do our interest earning deposits.

Interest expense. Interest expense on deposits and borrowed funds increased by $1.3 million from $2.3 million for the six months ended June 30, 2005 to $3.6 million for the six months ended June 30, 2006. As with our interest-earning assets, the volume of our average interest-bearing liabilities increased from approximately $191.3 million in the first half of 2005, to $220.9 million in the first half of 2006. The average rates for our interest-bearing liabilities increased approximately 166 basis points in comparison to the first half of 2005.

Net interest income. Net interest income increased by $185,000 from $3.64 million for the six months ended June 30, 2005 to $3.82 million for the six months ended June 30, 2006. This increase resulted primarily from the increase in our interest income discussed above.

Provision for loan losses. The provision for loan losses charged to income during the six months ended June 30, 2006 and 2005 was $60,000. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Company’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.

Non-interest income. The Company earned non-interest income of $364,000 during the six months ended June 30, 2006 compared to the $367,000 that was earned during the same period in 2005. This decrease in non-interest income of $3,000 was primarily attributable to an increase in income from service charges on deposit accounts during the quarter off-set by a decrease in income from bank-owned life insurance.

Non-interest expense. Non-interest expense increased by $168,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase resulted partially from an increase in compensation expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance net of a decrease in expenses associated with the ESOP.

Provision for income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 38.5% for the period ending June 30, 2006 as compared to 38.3% for the period ending June 30, 2005.

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

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the North Carolina Commissioner of Banks. The Bank’s liquidity ratio at June 30, 2006, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders’ equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Commissioner at June 30, 2006.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1, 2006 to April 30, 2006	0		$0	28,237
May 1, 2006 to May 31, 2006	0		$0	28,237
June 1, 2006 to June 30, 2006	0		$0	28,237

	0		0

Note: On June 8, 2004, the Company publicly announced a share repurchase program. Under the program, the Company may repurchase up to 153,408 outstanding shares. The program has no termination date.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 22, 2006. Of 2,964,594 shares entitled to vote at the meeting, 2,643,892 were voted. The following matters were voted on at the meeting:

Proposal 1:	To elect six members of the Board of Directors for a one-year term until the Annual Meeting of Shareholders in 2007. Votes for each nominee were as follows:

Name	For	Withheld
J. Banks Garrison, Jr.	2,633,696	10,196
Caldwell A. Holbrook, Jr.	2,634,206	9,686
Joel A. Huneycutt	2,635,392	8,500
Douglas D. Stokes	2,634,306	9,586
R. Ronald Swanner	2,628,092	15,800
Greg E. Underwood	2,633,031	10,861

Proposal 2:	To ratify the appointment of Dixon Hughes PLLC as our independent auditors for the year ending December 31, 2006.

For	Against	Abstain
2,639,415	4,336	141

Item 6. Exhibits

Exhibit (3)(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit (4) to the Registration Statement on Form S-1, Registration No. 333-04509, dated May 24, 1996, and amended on July 25, 1996

Exhibit (10)(i)	Employment Agreement between R. Ronald Swanner and Home Savings Bank of Albemarle, Inc., S.S.B., incorporated herein by reference to the Form 10-K dated September 30, 1996

Exhibit (10)(ii)	South Street Financial Corp. Stock Option Plan, incorporated herein by reference to the Form 10-K dated September 30, 1997

Exhibit (10)(iii)	2003 Supplemental Executive Retirement Plan Agreements with R. Ronald Swanner, Christopher F. Cranford, David L. Smith and Cris D. Turner, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (10)(iv)	2003 Executive Life Insurance Endorsement Method Split Dollar Plan Agreements with R. Ronald Swanner, Christopher F. Cranford, David L. Smith and Cris D. Turner, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003. On February 1, 2005, Melody M. Goins was added to this plan.

Exhibit (10)(v)	2003 Director Supplemental Retirement Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003. On February 1, 2005, Melody M. Goins was added to this plan.

Exhibit (10)(vi)	2003 Director Deferral Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, J. Banks Garrison, Jr., Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (10)(vii)	2003 Director Life Insurance Endorsement Method Split Dollar Plan Agreements with Caldwell A. Holbrook, Jr., Joel A. Huneycutt, J. Banks Garrison, Jr., Douglas Dwight Stokes, R. Ronald Swanner and Greg E. Underwood, dated June 27, 2003, incorporated herein by reference to the Form 10-KSB dated December 31, 2003

Exhibit (11)	Statement Regarding Computation of Per Share Earnings

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification of Periodic Financial Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH STREET FINANCIAL CORP.

Date: August 11, 2006	By:	/s/ R. Ronald Swanner
R. Ronald Swanner
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Christopher F. Cranford
Christopher F. Cranford
Treasurer and Chief Financial Officer