Form 10QSB
period 2006-09-30
SOUTH STREET FINANCIAL CORP
filed 2006-11-14
CIK 1014964

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, 2,954,696 shares of the issuer’s common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

This report contains 14 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

South Street Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2006 (Unaudited)	December 31, 2005*
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Non-interest-bearing deposits	$5,684	$5,692
Interest-bearing deposits	10,558	6,245
Federal funds sold	2,088	2,363
Securities held to maturity, fair value September 30, 2006, $4,602; December 31, 2005, $5,119	4,675	5,254
Securities available for sale	24,130	24,101
Federal Home Loan Bank stock	930	1,100
Loans receivable	204,940	183,886
Allowance for loan losses	(754)	(674)

Net loans	204,186	183,212

Real estate held for investment	653	653
Foreclosed real estate	120	229
Premises and equipment, net	5,584	4,608
Bank owned life insurance	7,761	7,573
Prepaid expenses and other assets	2,479	2,203

Total assets	$268,848	$243,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$228,047	$198,634
Borrowings	10,000	15,000
Accrued expenses and other liabilities	4,721	3,629

Total liabilities	242,768	217,263

Stockholders' Equity:
Preferred stock, no par value; authorized 5,000,000 shares; none issued		—
Common stock, no par value, authorized 20,000,000 shares; issued 2,954,696 shares at September 30, 2006 and 2,999,594 December 31, 2005, respectively	5,939	6,428
Unearned compensation	(68)	(159)
Unearned ESOP	(252)	(534)
Retained earnings, substantially restricted	20,570	20,483
Accumulated other comprehensive loss	(109)	(248)

Total stockholders' equity	26,080	25,970

Total liabilities and stockholders' equity	$268,848	$243,233

*	Derived from audited consolidated financial statements.

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except share and per share data)
INTEREST INCOME
Loans, including fees	$3,636	$2,944	$10,342	$8,251
Investment securities	239	239	709	731
Other interest-earnings deposits	163	73	428	251

TOTAL INTEREST INCOME	4,038	3,256	11,479	9,233

INTEREST EXPENSE
Deposits	2,090	1,283	5,373	3,604
Borrowings	118	92	455	112

TOTAL INTEREST EXPENSE	2,208	1,375	5,828	3,716

NET INTEREST INCOME	1,830	1,881	5,651	5,517

PROVISION FOR LOAN LOSSES	30	30	90	90

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,800	1,851	5,561	5,427

NON-INTEREST INCOME
Service charges and fees	118	114	335	311
Income from bank-owned life insurance	78	134	189	268
Other	28	20	64	56

TOTAL NON-INTEREST INCOME	224	268	588	635

NON-INTEREST EXPENSE
Compensation and benefits	1,084	1,003	3,116	2,882
Net occupancy and equipment	135	127	409	347
Data processing	96	92	266	272
Other	294	214	799	748

TOTAL NON-INTEREST EXPENSE	1,609	1,436	4,590	4,249

INCOME BEFORE INCOME TAXES	415	683	1,559	1,813

INCOME TAXES	161	264	602	697

NET INCOME	$254	$419	$957	$1,116

PER SHARE DATA:
Basic and diluted net income per common share	$.09	$.14	$.33	$.38

Dividends	$.10	$.10	$.30	$.30

Weighted average common shares outstanding, basic and diluted	2,913,976	2,938,579	2,914,711	2,945,091

See accompanying notes.

South Street Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$957	$1,116
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on securities	(5)	44
Amortization of deferred loan fees	13	(323)
Depreciation	149	132
Provision for loan losses	90	90
Loss on disposal of fixed assets	—	4
Amortization of unearned compensation	91	75
Income from Bank Owned Life Insurance	(188)	(268)
Amortization of ESOP compensation	220	67
Change in assets and liabilities:
Increase in other assets	(323)	(526)
Increase (decrease) in accrued expenses and other liabilities	1,092	1,247

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,096	1,658

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(2,000)	(6,018)
Proceeds from maturities, calls and principal repayments of securities available for sale	2,171	314
Proceeds from maturities, calls and principal repayments of securities held to maturity	559	879
Loan originations and principal payments on loans, net	(21,105)	(23,558)
Purchase of property and equipment	(1,125)	(1,830)
Proceeds from sale of foreclosed assets	147	—
Purchase of FHLB stock	(280)	(576)
Proceeds from redemption of FHLB stock	450	—

NET CASH USED BY INVESTING ACTIVITIES	(21,183)	(30,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	29,413	6,538
Payment of dividends	(870)	(878)
Purchases and retirement of common stock	(426)	(468)
Advances from FHLB	17,000	13,000
Repayments of FHLB advances	(22,000)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,117	18,192

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,030	(10,939)
CASH AND CASH EQUIVALENTS, BEGINNING	14,300	25,546

CASH AND CASH EQUIVALENTS, ENDING	$18,330	$14,607

See accompanying notes.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2006 and for the three month and nine month periods ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of South Street Financial Corp. (the "Company") and its wholly-owned subsidiary, Home Savings Bank of Albemarle, S.S.B., ("Home Savings" or the "Bank"), the Bank's wholly-owned subsidiary, South Street Development Corporation ("SSDC"), and SSDC's wholly-owned subsidiary, Park Ridge Associates, LLC ("Park Ridge"). All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

At September 30, 2006 and 2005, there were 449,650 exercisable options outstanding, all of which were antidilutive.

NOTE C - COMPREHENSIVE INCOME

For the quarters ended September 30, 2006 and 2005, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $370,000 and $507,000, respectively.

For the nine months ended September 30, 2006 and 2005, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $1,096,000 and $1,152,000, respectively.

South Street Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

NOTE D - EMPLOYEE BENEFIT PLANS

The accompanying table details the components of pension expense recognized in the Company’s Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost	$39,697	$31,020	$119,093	$93,060
Interest cost	50,233	44,045	150,699	132,135
Expected return on plan assets	(35,277)	(31,511)	(105,833)	(94,532)
Amortization of prior service cost	18,100	15,766	54,296	47,298

Net periodic pension cost	$72,753	$59,320	$218,255	$177,961

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

Comparison of Financial Condition at

September 30, 2006 and December 31, 2005

The Company’s total consolidated assets increased $25.7 million during the nine months ended September 30, 2006 from $243.2 million at December 31, 2005 to $268.9 million. This increase in our assets resulted primarily from an increase in net loans receivable. Cash and cash equivalents increased by $4.0 million, from $14.3 million at December 31, 2005 to $18.3 million at September 30, 2006. This increase in liquid assets occurred principally from the increase in funds in the FHLB overnight account. In comparison to prior years, loan rates have been adjusted aggressively to grow the portfolio. As a consequence, the Company’s loan portfolio increased by $20.9 million, from $183.2 million at December 31, 2005 to $204.1 million at September 30, 2006. The Company has utilized the liquidity provided by the increase in deposits from our customers of $29.4 million to fund the increase in the loan portfolio.

Comparison of Operating Results for the

Three Months Ended September 30, 2006 and 2005

General. Net income for the three-month period ended September 30, 2006 was $254,000 or $165,000 less than the $419,000 earned during the same period in 2005. This decrease in our earnings resulted principally from the decrease in income from bank owned life insurance of $56,000 along with the increase in non-interest expense of $173,000 during the quarter, which is explained below.

Interest income. Interest income increased by $782,000 from $3.2 million for the three months ended September 30, 2005 to $4.0 million for the three months ended September 30, 2006. The level of our average interest-earning assets increased from approximately $214.6 million during the third quarter of 2005 to approximately $241.3 million during the third quarter of 2006, which is the result of loan growth for the period. The yield on our average interest-earning assets increased approximately 55 basis points. This increase in our yield resulted primarily from the shift in our earning assets from interest earning deposits to loans and investment securities, which have significantly higher rates than do our interest earning deposits.

Interest expense. Interest expense on deposits and borrowed funds increased by $833,000 from $1.4 million for the three months ended September 30, 2005 to $2.2 million for the three months ended September 30, 2006. As with our interest-earning assets, the volume of our interest-bearing liabilities increased from approximately $201.3 million in the third quarter of 2005, to $233.2 million in the third quarter of 2006. The average rates for our interest-bearing liabilities increased approximately 106 basis points in comparison to the third quarter of 2005.

Net interest income. Net interest income decreased by $51,000 from $1.881 million for the three months ended September 30, 2005 to $1.830 million for the three months ended September 30, 2006. This decrease resulted primarily from the increase in our interest margins going down since interest expense rates grew more than the rates on interest earning assets as discussed above.

Provision for loan losses. The provision for loan losses charged to income during the three months ended September 30, 2006 and 2005 was $30,000. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Company’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.

At September 30, 2006 the Company’s allowance for loan losses amounted to $754,000, which management believes is adequate to absorb losses inherent in its loan portfolio.

Non-interest expense. Non-interest expense increased by $173,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase resulted partially from an increase in compensation expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance.

Provision for income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 38.8% for the period ending September 30, 2006 as compared to 38.6% for the period ending September 30, 2005.

Comparison of Operating Results for the

Nine Months Ended September 30, 2006 and 2005

General. Net income for the nine-month period ended September 30, 2006 was $957,000 or $159,000 less than the $1,116,000 earned during the same period in 2005. This decrease in our earnings resulted principally from the increase in interest expense of $2.1 million during the current nine months ended, due to interest margins going down since interest expense rates grew more then the rate on interest earning assets.

Interest income. Interest income increased by $2.2 million from $9.2 million for the nine months ended September 30, 2005 to $11.4 million for the nine months ended September 30, 2006. The level of our average interest-earning assets increased from approximately $206.5 million during the nine months ended September 30, 2005 to approximately $233.0 million during the nine months ended September 30, 2006, which is the result of loan growth for the period. The yield on our average interest-earning assets increased approximately 59 basis points. This increase in our yield resulted primarily from the shift in our earning assets from interest earning deposits to loans and investment securities, which have significantly higher rates than do our interest earning deposits.

Interest expense. Interest expense on deposits and borrowed funds increased by $2.1 million from $3.7 million for the nine months ended September 30, 2005 to $5.8 million for the nine months ended September 30, 2006. As with our interest-earning assets, the volume of our average interest-bearing liabilities increased from approximately $194.6 million in the first nine months of 2005, to $225.0 million in the first nine months of 2006. The average rates for our interest-bearing liabilities increased approximately 90 basis points in comparison to the first nine months of 2005.

Net interest income. Net interest income increased by $134,000 from $5.5 million for the nine months ended September 30, 2005 to $5.6 million for the nine months ended September 30, 2006. This increase resulted primarily from the increase in our rates and volume activity discussed above.

Provision for loan losses. The provision for loan losses charged to income during the nine months ended September 30, 2006 and 2005 was $90,000. Provisions, which are charged to operations, and the resulting loan loss allowance are amounts the Company’s management believes will be adequate to absorb losses inherent in our loan portfolio. Loans are charged off against the allowance when management believes that collectibility is unlikely.

Non-interest income. The Company earned non-interest income of $588,000 during the nine months ended September 30, 2006 compared to the $635,000 that was earned during the same period in 2005. This decrease in non-interest income of $47,000 was primarily attributable to a decrease in income from the bank owned life insurance of $55,000, which was due to the timing of recording the increase in cash values during the year off-set by an increase in income from service charges on deposit accounts.

Non-interest expense. Non-interest expense increased by $341,000 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase resulted partially from an increase in compensation expense associated with normal and expected compensation adjustments, additional personnel, and increases in the cost of employee benefits such as health insurance.

Provision for income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 38.6% for the period ending September 30, 2006 as compared to 38.4% for the period ending September 30, 2005.

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

As a state chartered stock savings bank, the Bank must meet certain liquidity requirements that are established by the North Carolina Commissioner of Banks. The Bank’s liquidity ratio at September 30, 2006, as computed under such regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, or other cash requirements.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and any common stockholders’ equity, less any intangible assets) to all assets of at least 3%, provided that it receives the highest rating during the examination process. For institutions that receive less than the highest rating, the Tier I capital requirement is 1% to 2% above the stated minimum. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The Commissioner requires a net worth equal to at least 5% of total assets. The Bank complied with all of the capital requirements of both the FDIC and the Commissioner at September 30, 2006.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1, 2006 to July 31, 2006	0		$0	28,237
August 1, 2006 to August 31, 2006	0		$0	28,237
September 1, 2006 to September 30, 2006	0		$0	28,237

	0		0

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

SOUTH STREET FINANCIAL CORP.

Date: November 10, 2006	By:	/s/ R. Ronald Swanner
R. Ronald Swanner
President and Chief Executive Officer

Date: November 10, 2006	By:	/s/ Christopher F. Cranford
Christopher F. Cranford
Treasurer and Chief Financial Officer